Form 10-Q
period 2007-07-01
AIRVANA INC
filed 2007-08-31
CIK 1116435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33576

Airvana, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3507654 (I.R.S. Employer Identification Number)
19 Alpha Road
Chelmsford, Massachusetts 01824
(Address of Principal Executive Offices including Zip Code)
(978) 250-3000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of August 27, 2007 was: 63,518,584

AIRVANA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2007

PART I — Financial Information
Item 1 — Condensed Consolidated Financial Statements (unaudited)
AIRVANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

			Pro Forma
	December 31,	July 1,	July 1,
	2006	2007	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,815	$23,217	$76,519
Investments	73,308	116,111	116,111
Accounts receivable	46,072	16,768	16,768
Deferred product cost, current	34,214	701	701
Prepaid taxes	14,627	12,176	12,176
Prepaid expenses and other current assets	2,327	2,251	2,251

Total current assets	257,363	171,224	224,526

Property and equipment	14,925	17,716	17,716
Less: accumulated depreciation and amortization	9,122	10,706	10,706

	5,803	7,010	7,010

Deferred tax assets	—	459	459
Restricted investments	193	193	193
Goodwill and intangible assets, net	—	12,700	12,700
Other assets	848	2,644	375

Total assets	$264,207	$194,230	$245,263

Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,988	$2,609	$2,609
Accrued expenses and other current liabilities	7,841	7,498	7,498
Accrued income taxes	—	8,437	8,437
Dividend payable	—	48	48
Current portion of long-term debt	—	346	346
Deferred revenue, current	243,281	164,989	164,989

Total current liabilities	254,110	183,927	183,927

Deferred revenue, long-term	137	99	99
Other liabilities	2,218	1,958	1,958
Deferred tax liability	—	1,419	1,419
Long-term debt	—	305	305
Warrants to purchase preferred stock	490	70	—

Total long-term liabilities	2,845	3,851	3,781

Commitments (Note 9)	—	—	—
Redeemable convertible preferred stock (at liquidation value) (Note 14):
Series A redeemable convertible preferred stock, $0.01 par value: 10,937,500 shares authorized, issued and outstanding as of December 31, 2006 and July 1, 2007 (unaudited); no shares pro forma	16,749	17,186	—
Series B1 redeemable convertible preferred stock, $0.01 par value: 4,027,663 shares authorized, 3,994,328 shares issued and outstanding at December 31, 2006 and July 1, 2007 (unaudited); no shares pro forma	36,274	37,257	—
Series B2 redeemable convertible preferred stock, $0.01 par value: 900,414 shares authorized, issued and outstanding as of December 31, 2006 and July 1, 2007 (unaudited); no shares pro forma	7,362	7,561	—
Series C redeemable convertible preferred stock, $0.01 par value: 25,093,051 shares authorized, 25,031,017 shares issued and outstanding as of December 31, 2006 and 25,074,183 shares issued and outstanding at July 1, 2007 (unaudited); no shares pro forma	56,150	57,830	—
Series D redeemable convertible preferred stock, $0.01 par value: 3,288,490 shares issued and outstanding at December 31, 2006 and July 1, 2007 (unaudited); no shares pro forma	13,507	13,946	—

Total redeemable convertible preferred stock	130,042	133,780	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value: 90,000,000 shares authorized, 13,814,535, 14,567,362 and 63,492,119 issued and outstanding at December 31, 2006, July 1, 2007 (unaudited) and July 1, 2007 pro forma, respectively (Note 14)	14	14	63
Additional paid-in capital	3,251	3,619	188,453
Accumulated deficit	(126,055)	(130,961)	(130,961)

Total stockholder’s (deficit) equity	(122,790)	(127,328)	57,555

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$264,207	$194,230	$245,263

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 2,	July 1,	July 2,	July 1,
	2006	2007	2006	2007
Revenue:
Product	$145,835	$141,641	$145,835	$141,641
Service	21,464	14,615	21,626	14,884

Total revenue	167,299	156,256	167,461	156,525

Cost of revenue:
Product	39,016	33,918	39,196	33,931
Service	1,414	1,852	2,809	3,522

Total cost of revenue	40,430	35,770	42,005	37,453

Gross profit	126,869	120,486	125,456	119,072

Operating expenses:
Research and development	13,464	18,598	25,861	34,581
Selling and marketing	1,744	3,182	2,946	5,762
General and administrative	1,104	1,721	2,096	3,237
In-process research and development	—	2,340	—	2,340

Total operating expenses	16,312	25,841	30,903	45,920

Operating income	110,557	94,645	94,553	73,152

Interest income, net	1,662	1,879	3,065	4,587

Income before income tax expense (benefit) and cumulative effect of change in accounting principle	112,219	96,524	97,618	77,739

Income tax (benefit) expense	(8,280)	10,422	(10,742)	10,422

Income before cumulative effect of change in accounting principle	120,499	86,102	108,360	67,317
Cumulative effect of change in accounting principle	—	—	(330)	—

Net income	$120,499	$86,102	$108,030	$67,317

Net income per common share applicable to to common stockholders:
Basic	$2.20	$1.56	$1.92	$1.14
Diluted	$2.01	$1.37	$1.75	$1.04

Weighted average common shares outstanding:

Basic	13,505	14,017	13,468	13,938
Diluted	18,894	21,526	18,926	20,793
The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 2,	July 1,	July 2,	July 1,
	2006	2007	2006	2007
Operating activities
Net income	$120,499	$86,102	$108,030	$67,317
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	546	782	1,096	1,504
Amortization of intangible assets	—	178	—	178
In-process research and development	—	2,340	—	2,340
Stock-based compensation	65	739	199	1,253
Deferred tax benefit	—	5	—	5
Cumulative effect of change in accounting principle	—	—	330	—
Amortization of investments	132	(1,338)	438	(2,587)
Amortization of leasehold incentive	(142)	(130)	(281)	(260)
Non-cash interest income	(94)	(15)	(85)	(103)
Changes in operating assets and liabilities:
Accounts receivable	6,732	(13,506)	7,590	29,304
Deferred cost	37,730	33,672	33,444	33,513
Prepaid taxes	(40)	2,451	(11,439)	2,451
Prepaid expenses and other current assets	441	287	305	271
Accounts payable	(2,420)	(156)	(3,217)	(685)
Accrued expenses and other current liabilities	(7,276)	2,528	(4,495)	(556)
Accrued income taxes	—	8,437	—	8,437
Deferred revenue	(148,183)	(119,706)	(129,522)	(78,500)

Net cash provided by operating activities	7,990	2,670	2,393	63,882

Investing activities
Purchases of property and equipment	(422)	(673)	(1,439)	(2,259)
Restricted investments	—	—	100	—
Purchase of 3-Way Networks, net of cash acquired	—	(10,907)	—	(10,907)
Purchases of investments	(28,007)	(56,262)	(50,221)	(163,810)
Maturities of investments	45,118	66,951	66,930	123,594
Other assets	4	(91)	2	(87)

Net cash provided by (used in) investing activities	16,693	(982)	15,372	(53,469)

Financing activities
Payments on long-term debt	—	(53)	—	(53)
Costs associated with proposed initial public offering	—	(841)	—	(1,709)
Proceeds from leasehold incentive	175	—	789	—
Proceeds from sale of Series D redeemable convertible preferred stock	—	—	1,000	—
Payments of cash dividend	—	(72,707)	—	(72,707)
Purchase of treasury stock	—	—	—	(96)
Proceeds from exercise of stock options	119	266	168	502

Net cash provided by (used in) financing activities	294	(73,335)	1,957	(74,063)

Effect of exchange rate changes on cash and cash equivalents	17	56	16	52

Net increase (decrease) in cash and cash equivalents	24,994	(71,591)	19,738	(63,598)
Cash and cash equivalents at beginning of period	14,617	94,808	19,873	86,815

Cash and cash equivalents at end of period	$39,611	$23,217	$39,611	$23,217

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$60	$55	$3,978	$55
Supplemental Disclosure of Noncash Activities
Accretion of dividends on redeemable convertible preferred stock	$1,834	$1,835	$3,662	$3,669
Retirement of property and equipment	$—	$—	$113	$—
The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(amounts in thousands, except share and per share amounts)
1. Operations
Business Description
          Airvana, Inc. (the “Company”) is a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. Our software and hardware products are based on Internet Protocol technology and enable wireless networks to deliver broadband-quality multimedia services to mobile phones, laptop computers and other mobile devices. These services include Internet access, e-mail, music downloads, video, IP-TV, gaming, push-to-talk and voice-over-IP. The Company has offices in Chelmsford, Massachusetts; Dallas, Texas; Bangalore, India; Cambridge, England; Beijing, China; Seoul, Korea and Tokyo, Japan.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
          The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany transactions and balances. These condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods, and in the opinion of management, include all normal and recurring adjustments that are necessary to present fairly the results of operations for the reported periods. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s final Prospectus dated July 19, 2007 (the “Prospectus”) related to its Initial Public Offering (“IPO”).
Unaudited Interim Financial Statements
          The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Prospectus, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at July 1, 2007, results of operations for the three months ended July 2, 2006 and July 1, 2007 and the six months ended July 2, 2006 and July 1, 2007, and cash flows for the three and six month periods ended July 2, 2006 and July 1, 2007. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
Unaudited Pro Forma Presentation
     The unaudited pro forma consolidated balance sheet as of July 1, 2007 reflects (i) the receipt of cash proceeds from the IPO, net of underwriting commissions and other offering costs, (ii) the automatic conversion of all outstanding shares of redeemable convertible preferred stock into 40,624,757 shares of common stock upon the closing of the IPO and (iii) the conversion of outstanding warrants to purchase redeemable convertible preferred stock into common stock warrants upon the closing of the IPO.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Significant estimates and judgments relied upon by management in preparing these financial statements include the timing of revenue recognition, expensing or capitalizing research and development costs for software, the determination of the fair value of stock awards issued, the recoverability of the Company’s deferred tax assets, the amount of the Company’s income tax expenses and the classification of deferred product costs and deferred revenues.
     Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates and judgments on historical experience and various other factors that it believes to be reasonable under the circumstances.
Fiscal Year
     The Company’s fiscal year ends on the Sunday nearest to December 31.
Cash and Cash Equivalents
     Cash equivalents consist of highly liquid instruments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value.
Investments
     The Company determines the appropriate categorization of investments in debt securities at the time of purchase. As of December 31, 2006 and July 1, 2007, the Company’s investments are categorized as held-to-maturity and are presented at their amortized cost, which approximates market value. The short-term or long-term classification of debt securities at each balance sheet date is based on the remaining period to maturity.
Revenue Recognition
     The Company derives revenue from the licensing of software products and software upgrades; the sale of hardware products, maintenance and support services; and the sale of professional services, including training. The Company’s products incorporate software that is more than incidental to the related hardware. Accordingly, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position, (“SOP”), No. 97-2, Software Revenue Recognition.
     Under multiple-element arrangements where several different products or services are sold together, the Company allocates revenue to each element based on vendor specific objective evidence (“VSOE”) of fair value. It uses the residual method when fair value does not exist for one or more of the delivered elements in a multiple-element arrangement. Under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized when earned. For a delivered item to be considered a separate element, the undelivered items must not be essential to the functionality of the delivered item and there must be VSOE of fair value for the undelivered items in the arrangement. Fair value is generally limited to the price charged when the Company sells the same or similar element separately or, when applicable, the stated substantive renewal rate. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. For example, in situations where the Company sells a product during a period when it has a commitment for the delivery or sale of a future specified software upgrade, the Company defers revenue recognition until the specified software upgrade is delivered.
     Significant judgments in applying the accounting rules and regulations to the Company’s business practices principally relate to the timing and amount of revenue recognition given its current concentration of revenues with one customer and its inability to establish VSOE of fair value for specified software upgrades.
     The Company sells its products primarily through original equipment manufacturer (“OEM”) arrangements with telecommunications infrastructure vendors such as Nortel Networks. The Company has collaborated with its OEM customers on a best efforts basis to develop initial product features and subsequent enhancements for the products that are sold by a particular OEM to its wireless operator customers. For each OEM customer, the Company expects to continue to develop products based on its core technology that are configured for the requirements of the OEM’s base stations and its operator customers.

This business practice is common in the telecommunications equipment industry and is necessitated by the long planning cycles associated with wireless network deployments coupled with rapid changes in technology. Large and complex wireless networks support tens of millions of subscribers and it is critical that any changes or upgrades be planned well in advance to ensure that there are no service disruptions. The evolution of the Company’s infrastructure technology must therefore be planned, implemented and integrated with the wireless operator’s plans for deploying new applications and services and any equipment or technology provided by other vendors.
     Given the nature of the Company’s business, the majority of its sales are generated through multiple-element arrangements comprised of a combination of product, maintenance and support services and, importantly, specified product upgrades. The Company has established a business practice of negotiating with OEMs the pricing for future purchases of new product releases and specified software upgrades. The Company expects that it will release one or more optional specified upgrades annually. To determine whether these optional future purchases are elements of current purchase transactions, the Company assesses whether such new products or specified upgrades will be offered to the OEM customer at a price that represents a significant and incremental discount to current purchases. Because the Company sells uniquely configured products through each OEM customer, it does not maintain a list price for its products and specified software upgrades. Additionally, as it does not sell these products and upgrades to more than one customer, the Company is unable to establish VSOE of fair value for these products and upgrades. Consequently, the Company is unable to determine if the license fees it charges for the optional specified upgrades include a significant and incremental discount. As such, the Company defers all revenue related to current product sales, software-only license fees, maintenance and support services and professional services until all specified upgrades committed at the time of shipment have been delivered. For example, the Company recognizes deferred revenue from sales to an OEM customer only when it delivers a specified upgrade that it had previously committed. However, when it commits to an additional upgrade before it has delivered a previously committed upgrade, the Company defers all revenue from product sales after the date of such commitment until it delivers the additional upgrade. Any revenue that the Company had deferred prior to the additional commitment is recognized when the previously committed upgrade is delivered.
     If there are no commitments outstanding for specified upgrades, the Company recognizes revenue when all of the following have occurred: (1) delivery (FOB origin), provided that there are no uncertainties regarding customer acceptance; (2) there is persuasive evidence of an arrangement; (3) the fee is fixed or determinable; and (4) collection of the related receivable is reasonably assured, as long as all other revenue recognition criteria have been met. If there are uncertainties regarding customer acceptance, the Company recognizes revenue and related cost of revenue when those uncertainties are resolved. Any adjustments to software license fees are recognized when reported to the Company by an OEM customer.
     For its direct sales to end user customers, which have not been material to date, the Company has recognized product revenue upon delivery provided that all other revenue recognition criteria have been met.
     The Company has established VSOE of fair value for maintenance and support services by selling these elements separately from its products at consistent prices. It typically bundles maintenance and support services for one year, representing the warranty period, in the fee for initial product sales. The Company defers the fair value associated with maintenance and support services at the time of renewal and recognizes revenue for such services ratably over the service period.
     The Company’s support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in its software. The Company’s annual support and maintenance fees are based on a fixed dollar amount associated with, or a percentage of the initial sales price for, the applicable hardware and software products. Included in the price of the product, the Company provides maintenance and support during the product warranty period, which is two years for base station channel cards and one year for software products. The Company allocates a portion of the initial product revenue to the maintenance and support services provided during the warranty period based on the fees the Company charges for annual support and maintenance when sold separately. This revenue is also deferred with the associated product revenue until such time as all outstanding specified software upgrades at the time of shipment are delivered, at which time the earned support and maintenance revenue is recognized and the unearned support and maintenance revenue is recognized over the remainder the applicable warranty period.

     The Company provides professional services for deployment optimization, network engineering and radio frequency deployment planning, and provides training for network planners and engineers. The Company generally recognize revenue for these services as the services are performed as it has deemed such services not essential to the functionality of its products. The Company has successfully resolved all product defects to date and has not issued any refunds on products sold. As such, no provisions have been recorded against revenue or related receivables for potential refunds.
Segment and Geographic Information
     Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision making group, as defined under SFAS No. 131, consists of the Company’s chief executive officer, chief financial officer and the executive vice presidents. The Company views its operations and manages its business as one operating segment.
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award, which is generally four to five years, and the Company has elected to use the Black-Scholes option pricing model to determine fair value. SFAS No. 123(R) eliminated the alternative of applying the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25 to stock compensation awards. We adopted the provisions of SFAS No. 123(R) on the first day of fiscal 2006 using the prospective-transition method. As such, we will continue to apply APB No. 25 in future periods to equity awards granted prior to the adoption of SFAS No. 123(R).
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive income for all periods presented is equal to the reported net income.
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, SFAS No. 109 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
3. Investments
     In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we have classified our investment securities as held-to-maturity. These securities are reported at amortized cost, which approximates fair market value.
     The amortized cost and estimated fair value of our investment securities are as follows:

	December 31, 2006		July 1, 2007
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Corporate debt securities	$61,007	$61,018	$103,094	$103,178
Asset-backed securities	12,301	12,302	13,017	13,028

	$73,308	$73,320	$116,111	$116,206
     All held-to-maturity investment securities mature in less than one year as of December 31, 2006 and July 1, 2007.
4. Income Taxes
     For the six months ended July 1, 2007, the Company’s effective tax rate, inclusive of discrete items, was 13.4% compared to a benefit of 12.6% for the six months ended July 2, 2006. The increase in the effective tax rate from the previous period relates principally to the projection of taxable income for the year offset partially by the utilization of certain tax attributes. The effect of discrete items on the estimated annual effective tax rate for the six months ended July 1, 2007 was 2.6%. During the second quarter, a discrete income tax expense in the amount of $1,984 was recorded adjusting income tax receivable amounts related to anticipated tax refund claims to be filed during the year.
     The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections, the Company believes that the recorded deferred tax assets will be realized.
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At January 1, 2007, the Company did not have any unrecognized tax benefits. At July 1, 2007, the Company had $2,335 of unrecognized tax benefits, the benefit of which, if recognized, would reduce the Company’s effective tax rate.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, the Company did not have any recorded interest or penalties related to unrecognized tax benefits. At July 1, 2007, the Company had approximately $250 of accrued interest related to unrecognized tax benefits.
     The Company and its subsidiaries file income tax returns in the U.S. federal tax jurisdiction as well as in various state and foreign jurisdictions. The tax years 2000 through 2007 remain open to examination by the major taxing jurisdictions for which the Company is subject to income tax.
5. Property and Equipment
     Property and equipment are recorded at cost. The Company provides for depreciation by charges to operations on a straight-line basis in amounts estimated to allocate the cost of the assets over their estimated useful lives. Depreciation expense was $546 and $782 for the three months ended July 2, 2006 and July 1, 2007, respectively, and $1,096 and $1,504 for the six months ended July 2, 2006 and July 1, 2007, respectively. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consist of the following:

		December 31,	July 1,
	Estimated Useful Life	2006	2007
Computer equipment and purchased software	1.5 - 3 years	4,972	5,596
Test and lab equipment	3 years	3,883	4,831
Leasehold improvements	Shorter of life of lease or 5 years	5,600	6,372
Office furniture and equipment	3 - 5 years	470	917

Total property and equipment		14,925	17,716
Less: Accumulated depreciation and amortization		(9,122)	(10,706)

		5,803	7,010

     In connection with a lease incentive arrangement entered into as part of the Company’s new headquarters lease, the Company received reimbursements of approximately $2,800 and $790 for leasehold improvements capitalized in the years ended January 1, 2006 and December 31, 2006, respectively. As a result of this arrangement, the Company recorded a lease incentive obligation for the reimbursed amount, and is amortizing that obligation as a reduction to rent expense over the term of the lease. As of December 31, 2006 and July 1, 2007, the unamortized amount was $2,740 and $2,479, respectively. During the three months ended July 2, 2006 and July 1, 2007, the Company amortized the lease incentive obligation by approximately $142 and $130, respectively. During the six months ended July 2, 2006 and July 1, 2007, the Company amortized the lease incentive obligation by approximately $281 and $260, respectively. The remaining lease incentive amounts are classified either as components of other accrued expenses or other long-term liabilities based on the future timing of amortization against rent expense.
6. Concentrations of Credit Risk and Significant Customers
     Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents and investment accounts with two major financial institutions. The Company’s cash equivalents and investments are invested in securities with high credit ratings.
     At December 31, 2006, the Company had one customer who accounted for 99% of accounts receivable. At July 1, 2007, the Company had one customer who accounted for 99% of accounts receivable. The Company had one customer who accounted for 95% of revenue for the three months ended July 2, 2006 and one customer who accounted for 100% of revenue for the three months ended July 1, 2007. The Company had one customer who accounted for 95% of revenue for the six months ended July 2, 2006 and one customer who accounted for 100% of revenue for the six months ended July 1, 2007. The Company has made an assessment that all of its accounts receivable are collectible and, therefore, has not provided any reserve for doubtful accounts as of December 31, 2006 and July 1, 2007.
7. Common Stock
Stock Option Plans
     As of December 31, 2006, the Company had one stock-based employee compensation plan, the Company’s 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the Board may grant incentive stock options (“ISOs”) and nonstatutory stock options (“NSOs”) to officers, employees, directors, consultants and advisors of the Company. ISOs may be granted only to employees and NSOs may be granted to officers, employees, directors, consultants and advisors of the Company. The Board determines the option price for all stock options, which generally expire ten years from the date of grant.
     In May 2007, the Company’s board of directors approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant ISOs, NSOs, restricted stock awards and other stock-based awards. The number of shares of common stock that may be issued under the 2007 Plan equals the sum of 11,252,813 shares of common stock, any shares of common stock reserved for issuance under the 2000 Plan that remained available for issuance under the 2000 Plan immediately prior to the closing of the IPO and any shares of common stock subject to awards under the 2000 Plan which awards expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised; provided, however, that the maximum number of shares of common stock that may initially be issued under the 2007 Plan cannot exceed 20,130,557, including the number of shares that rolled over upon expiration of the 2000 Plan.
     As there was no public market for our common stock prior to July 19, 2007, the date of the Company’s IPO, the Company determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the three months ended July 2, 2006 and July 1, 2007 was 89% and 78%, respectively. The expected life of options has been determined utilizing the “simplified” method as prescribed by the Securities and Exchange Commission’s, or SEC’s, Staff Accounting Bulletin No. 107, Share-Based Payment. The expected life of options granted during the three months ended July 2, 2006 and July 1, 2007 was 6.5 years. For the three months ended July 2, 2006 and July 1, 2007, the weighted-average risk free interest rate used was 4.94% and 4.74%, respectively. The risk-free interest rate is based on a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although the Company paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as it does not currently anticipate paying cash dividends on its shares of common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 3.0% for the three months ended July 2, 2006 and July 1, 2007 in determining the expense recorded in its consolidated statement of operations. This rate was derived by review of the Company’s historical forfeitures since 2000.
     Stock option and restricted stock activity under the 2000 Plan for the six months ended July 1, 2007 is summarized as follows:

		Weighted	Average		Average
		Average	Remaining		Fair
	Number of	Exercise Price	Contractual	Aggregate	Value
	Shares	per Share	Term in Years	Intrinsic Value	Per Share
Outstanding at December 31, 2006	10,007,812	$2.05	7.67	$55,641

Granted	3,677,086	3.14			$5.83

Exercised	(355,992)	1.41		$1,850

Cancelled	(290,228)	2.67

Outstanding at July 1, 2007	13,038,678	2.02	7.44	$70,670

Exercisable at July 1, 2007	5,680,025	1.14	6.16	$35,777

Options outstanding at July 1, 2007 expected to vest	12,647,518	2.02	7.44	$68,559

     For the three months ended July 2, 2006 and July 1, 2007, the Company recorded expense of $65 and $739, respectively, in connection with share-based awards. For the six months ended July 2, 2006 and July 1, 2007, the Company recorded expense of $199 and $1,253, respectively, in connection with share based awards. As of December 31, 2006, a future expense for non-vested stock options of $8,000 was expected to be recognized over a weighted-average period of 4.6 years. The adoption of FAS 123R had no effect on cash flow for any period presented.
     The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants for the three months ended July 2, 2006 and July 1, 2007 which were allocated as follows:

	Three Months		Six Months
	Ended		Ended
	July 2,	July 1,	July 2,	July 1,
	2006	2007	2006	2007
Cost of service revenue	$6	$44	$7	$77
Research and development	46	451	59	744
Selling and marketing	11	172	11	316
General and administrative	2	72	122	116

Total stock-based compensation	$65	$739	$199	$1,253
8. Net Income Per Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by Emerging Issues Task Force (“EITF”) Issue No. 03-6, which clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings per share should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its convertible preferred stock represents a participating security and therefore has adopted the provisions of EITF Issue No. 03-6 retroactively for all periods presented.
     Under the two-class method, basic net income per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocated net income first to preferred stockholders based on dividend rights under the Company’s charter and then to common and preferred stockholders based on ownership interests. Net losses are not allocated to preferred stockholders. Diluted net income per share gives effect to all potentially dilutive securities, including stock options using the treasury stock method and unvested restricted common stock.

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months		Six Months
	Ended		Ended
	July 2,	July 1,	July 2,	July 1,
	2006	2007	2006	2007
Numerator:
Income before cumulative effect of change in accounting principle	$120,499	$86,102	$108,360	$67,317
Cumulative effect of change in accounting principle	—	—	(330)	—

Net income	$120,499	$86,102	$108,030	$67,317

Allocation of net income:
Basic:
Accretion of redeemable preferred stock	$1,834	$1,835	$3,662	$3,669
Dividend allocated to preferred stockholders	—	53,803	—	47,736
Undistributed net income allocated to preferred stockholders	88,999	8,554	78,524	—

Net income applicable to preferred stockholders	90,833	64,192	82,186	51,405
Net income applicable to common stockholders before cumulative effect of change in accounting principle	29,666	21,910	26,174	15,912
Cumulative effect of change in accounting principle	—	—	(330)	—

Net income applicable to common stockholders	29,666	21,910	25,844	15,912

Net income	$120,499	$86,102	$108,030	$67,317

Diluted:
Accretion of redeemable preferred stock	$1,834	$1,835	$3,662	$3,669
Dividend allocated to preferred stockholders		$47,260		$42,008
Undistributed net income allocated to preferred stockholders	80,692	7,514	71,195	—

Net income applicable to preferred stockholders	82,526	56,609	74,857	45,677
Net income applicable to common stockholders before cumulative effect of change in accounting principle	37,973	29,493	33,503	21,640
Cumulative effect of change in accounting principle	—	—	(330)	—

Net income applicable to common stockholders	37,973	29,493	33,173	21,640

Net income	$120,499	$86,102	$108,030	$67,317

Denominator:
Basic weighted average shares	13,505	14,017	13,468	13,938
Dilutive effect of common stock equivalents	5,389	7,509	5,458	6,855

Diluted weighted average shares	18,894	21,526	18,926	20,793
Calculation of net income per share:
Basic:
Net income applicable to common stockholders	$29,666	$21,910	$25,844	$15,912
Weighted average shares of common stock outstanding	13,505	14,017	13,468	13,938
Net income per share	$2.20	$1.56	$1.92	$1.14

Diluted:
Net income applicable to common stockholders	$37,973	$29,493	$33,173	$21,640
Weighted average shares of common stock outstanding	18,894	21,526	18,926	20,793
Net income per share	$2.01	$1.37	$1.75	$1.04

Cumulative effect of change in accounting principle
Basic	$—	$—	$0.02	$—

Diluted	$—	$—	$0.02	$—

9. Lease Commitments
     The Company conducts its operations in leased facilities, and rent expense charged to operations for the three months ended July 2, 2006 and July 1, 2007 was $186 and $324, respectively. Rent expense for the six months ended July 2, 2006 and July 1, 2007 was $340 and $514, respectively.
     In October 2004, the Company entered into a seven-year lease agreement for its headquarters facility. The Company is obligated to pay monthly rent through 2012. As part of this agreement, the Company obtained a standby letter of credit for the landlord totaling $142. The letter of credit is fully collateralized by a certificate of deposit maintained at the major financial institution that issued the letter of credit and is classified as a restricted investment in the accompanying balance sheets.
     In August 2005, the Company leased additional space adjacent to its headquarters, and increased the letter of credit and certificate of deposit by $51.
     Future minimum commitments as of July 1, 2007, under all of the Company’s leases, are as follows:

Fiscal year:
Remainder of 2007	$665
2008	1,295
2009	1,299
2010	1,351
2011	1,359
Thereafter	279

$6,248

10. Deferred Revenue and Deferred Product Cost
     Under our revenue recognition policy, as described above in Note 2 “Summary of Significant Accounting Policies,” we recognize deferred revenue from sales to an OEM customer only when we deliver a specified upgrade that we have previously committed. When we commit to an additional upgrade before we have delivered a previously committed upgrade, we defer all revenue from product sales after the date of such commitment until we deliver the additional upgrade.
     Our product revenue in fiscal 2006 of $145.8 million consisted primarily of software license fees and hardware shipments to our primary OEM customer from fiscal 2002 through the first quarter of fiscal 2005, which is when we made an additional commitment for a specified future software upgrade. We refer to that software upgrade as our April 2005 specified upgrade. We delivered the April 2005 specified upgrade in April 2007, and therefore recognized in the second quarter of fiscal 2007 the $156.5 million of revenue deferred from the second quarter of fiscal 2005, which is when we committed to the April 2005 specified upgrade, to the third quarter of fiscal 2006, which is when we committed to a subsequent specified upgrade. We refer to that subsequent specified upgrade as our September 2006 specified upgrade. In June 2007, we made an additional commitment to a specified upgrade, which we refer to as the June 2007 specified upgrade.

     Deferred revenue and deferred product cost at July 1, 2007 (unaudited) consists of the following:

	Current	Long-Term	Total
Deferred revenue related to April 2005 specified upgrade	$885	$—	$885
Deferred revenue related to September 2006 specified upgrade	146,887	—	146,887
Deferred revenue related to June 2007 specified upgrade	16,619	—	16,619
Other deferred revenue	598	99	697

Total deferred revenue	$164,989	$99	$165,088

Deferred product cost related to September 2006 specified upgrade	$681	$—	$681
Deferred product cost related to June 2007 specified upgrade	20	—	20

Total deferred product cost	$701	$—	$701

     Deferred revenue and deferred product cost at December 31, 2006 consists of the following:

	Current	Long-Term	Total
Deferred revenue related to April 2005 specified upgrade	$156,899	$—	$156,899
Deferred revenue related to September 2006 specified upgrade	85,820	—	85,820
Other deferred revenue	562	137	699

Total deferred revenue	$243,281	$137	$243,418

Deferred product cost related to April 2005 specified upgrade	$33,849	$—	$33,849
Deferred product cost related to September 2006 specified upgrade	365	—	365

Total deferred product cost	$34,214	$—	$34,214

11. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	December 31,	July 1,
	2006	2007
Payroll and related accruals	$5,301	$4,287
Accrued rent expense	569	585
Accrued legal fees	591	240
Other accruals	1,380	2,386

	$7,841	$7,498

12. Acquisition
     On April 30, 2007, the Company acquired 3Way Networks Limited, a United Kingdom-based provider of personal base stations and solutions for the Universal Mobile Telecommunications System (“UMTS”) market, for an aggregate purchase price of approximately $11,000 in cash and 441,845 shares of the Company’s common stock. This acquisition furthers our strategy to address the UMTS market and to deliver fixed-mobile convergence and in-building mobile broadband solutions.
     In connection with this acquisition, the Company recorded $7,997 of goodwill, $2,340 of in-process research and development expense and $4,880 of intangible assets related to developed technology,

customer relationships, and non-compete agreements with estimated useful lives ranging from 36 to 60 months. The estimated fair value of acquired intangible assets is assigned as follows:

		Estimated
	Useful Life	Fair Value
Developed Technology	60 months	$3,340
Customer Relationships	48 months	1,350
Non-Compete Agreements	36 months	190

Total Intangible Assets		$4,880

          Management used various valuation methods to determine the fair value of the acquired assets of 3Way Networks Limited. To value the developed technology and customer relationship intangible assets, an income approach was used, specifically a relief-from-royalty method and the excess earning method, respectively. For the developed technology intangible asset, expenses and income taxes were deducted from estimated revenues attributable to the developed technologies. For the customer relationship intangible asset, expenses and income taxes were deducted from estimated revenues attributable to the existing customers. The projected net cash flows for each were then tax affected using an effective rate of 40% and then discounted using a discount rate of 34% for the developed technology intangible asset and 39% for the customer relationship intangible asset to determine the value of the intangible assets, respectively. To value the non-compete agreements an income approach was used, specifically the “with” or “without” model. Management then projected net cash flows for the Company with and without the non-compete agreements in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreements in place was calculated, based on a discount rate of 39%. In-process research and development was determined by discounting forecasted cash flows directly related to the products expecting to result from the research and development, net of returns on contributory assets including fixed assets, and the acquired workforce and applying a discount rate of 42%.
          Results of operations for 3Way Networks Limited have been included in the Company’s results of operations since the acquisition date of April 30, 2007.
Pro Forma Results of Operations
          The following pro forma results of operations for the three and six months ended July 2, 2006 and July 1 2007 have been prepared as though the acquisitions of 3Way Networks Limited had occurred as of January 2, 2006. This pro forma financial information is not indicative of the results of operations that may occur in the future.

	Three Months		Six Months
	Ended		Ended
	July 2,	July 1,	July 2,	July 1,
	2006	2007	2006	2007
Pro forma revenues	$167,555	$156,256	$168,150	$156,980

Pro forma net income	$120,515	$85,832	$108,150	$66,791

Pro forma EPS	$2.20	$1.56	$1.92	$1.13
13. Special Cash Dividend
     On March 8, 2007, the Company declared a special cash dividend of $1.333 per common stock equivalent payable on April 5, 2007 to stockholders of record on March 28, 2007. The payment to holders of common stock and redeemable convertible preferred stock in April 2007 was $72,707. In conjunction with this dividend and as required by our stock incentive plan, all vested and unvested options outstanding were adjusted by multiplying the exercise price by 0.8113 and the number of shares of common stock issuable upon exercise of the option by 1.2326. As the fair value of the modified stock option grants was the same as the fair value of the original option grants immediately before the modification, no incremental compensation cost will be recognized as a result of this special cash dividend. The option information in

Note 7 reflects these adjustments to the outstanding awards. We have not declared or paid any other cash dividends on our capital stock.
14. Reverse Stock Split
     On May 22, 2007, the board of directors of the Company approved, and on June 18, 2007, the stockholders of the Company approved, a 1-for-1.333 reverse stock split of the Company’s common stock, which was effective on June 29, 2007. All share data shown in the accompanying condensed consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.
15. Related Party Transactions
     In 2004, the Company entered into an agreement with Qualcomm Incorporated under which it licenses software for use in the development of infrastructure equipment. The Company also entered into a supply and distribution agreement with Qualcomm relating to its ipBTS products. The Company paid Qualcomm approximately $413 in the first half of fiscal 2007 in upfront license payments, royalties and component purchases under its license and supply agreements with Qualcomm. In the first half of fiscal 2007, Qualcomm paid the Company $46 for a prototype purchase. Amounts due to Qualcomm of $201 and $231 were included in accrued expenses and other current liabilities as of December 31, 2006 and July 1, 2007, respectively. Qualcomm owns approximately 9.2% of the Company’s common stock.
16. Subsequent Events
     On July 19, 2007, the Company completed its IPO of common stock in which the Company sold and issued 8,300,000 shares of the Company’s common stock at an issue price of $7.00 per share. The Company raised a total of $58,100 in gross proceeds from the IPO, or $51,000 in net proceeds after deducting underwriting discounts and commissions of $4,100 and other estimated offering costs of approximately $3,000. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 40,624,757 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenues, billings or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
          We are a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. Our software and hardware products, which are based on Internet Protocol , or IP, technology, enable wireless networks to deliver broadband-quality multimedia services to mobile phones, laptop computers and other mobile devices. These services include Internet access, e-mail, music downloads, video, IP-TV, gaming, push-to-talk and voice-over-IP.
     Our current products are based on a wireless communications standard known as CDMA2000 1xEV-DO, or EV-DO. In 2002, we began delivering commercial infrastructure products based on the first generation EV-DO standard known as Revision 0, or Rev 0. The second generation EV-DO standard is known as Revision A, or Rev A, and supports push-to-talk, voice-over-IP and faster Internet services. During the third quarter of fiscal 2006, Nortel Networks began delivering our Rev 0 software products in conjunction with OEM base station channel cards that can be upgraded with software that we are developing to utilize Rev A. In April 2007, we delivered our Rev A software release.
     We are also developing new products to expand our business. In 2006, we commenced trials of our first fixed-mobile convergence, or FMC, product. Our FMC products will enable operators to take advantage of wireline broadband connections that already exist in most offices and homes to deliver wireless services through a combination of mobile and Wi-Fi networks. Our FMC products under development include versions to support CDMA, UMTS and WiMAX networks. Our FMC products are an important component of our growth and diversification strategy. We do not expect meaningful revenue from FMC products until fiscal 2008. We also utilize our mobile broadband technology and products in specialized market segments that need their own mobile networks.
     We were founded in March 2000 and sold our first product in the second quarter of fiscal 2002. Our growth has been driven primarily by sales through our OEM customers to wireless operators already using our EV-DO products as they increase the capacity and geographic coverage of their networks, and by an increase in the number of wireless operators that decide to deploy our EV-DO products on their networks. We have sold over 35,000 channel card licenses for use by over 30 operators worldwide. In fiscal 2006, sales to Nortel Networks accounted for 95% of our revenue and 94% of our product and service billings. During the six month period ended July 1, 2007, Nortel Networks accounted for 100% of our revenue and 100% of our product and service billings.

     In April 2007, we acquired 3Way Networks Limited, a United Kingdom-based provider of personal base stations and solutions for UMTS networks, for an aggregate purchase price of approximately $11.0 million in cash and 441,845 shares of common stock. The acquisition furthers our strategy to address the UMTS market and to deliver fixed-mobile convergence and in-building mobile broadband solutions.
     In July 2007, we completed our initial public offering, or IPO, of common stock in which we sold and issued 8.3 million shares of our common stock at an issue price of $7.00 per share. We raised a total of $58.1 million in gross proceeds from the IPO, or $51.0 million in net proceeds after deducting underwriting discounts and commissions of $4.1 million and other offering costs of approximately $3.0 million.
Our OEM Business Model
     We operate in the highly consolidated and competitive market for mobile broadband equipment. To compete in this market, we have developed OEM channels, unique products and a business approach that targets the needs of large equipment vendors and their end customers, wireless operators. Wireless operators invest significantly in building out large-scale wireless networks, which are very costly to replace. Equipment vendors compete aggressively to win market share and they retain their market position by upgrading their installed systems regularly, thereby enabling their wireless operator customers to deliver new services to their subscribers. These vendors develop detailed product roadmaps and look to us to design and deliver software upgrades that are consistent with their roadmaps.
     We collaborate with our OEM customers to develop specific features for products that they sell to their wireless operator customers. We expect to continue to develop for each OEM customer products based on our core technology that are configured specifically to meet the requirements of each particular OEM and its customers. We also offer our OEM customers the option to purchase and make available to their wireless operator customers new products and specified upgrades at prices that we set typically 12 to 24 months prior to the new product or specified upgrade release. We expect that we will release one or more specified upgrades per year and that revenue from these specified upgrades will increase as a percentage of our product revenue over time.
     Our OEM customers are typically also potential competitors of ours in the markets that they serve. We face the competitive risk that our OEM customers might seek to develop internally alternative solutions or to purchase alternative products from our competitors. Our future success depends on our ability to continue to develop products that offer advantages over alternative solutions that our OEM customers might develop or purchase from others.
     Our typical sales arrangements involve multiple elements, including: perpetual licenses for our software products and specified software upgrades; the sale of hardware, maintenance and support services; and the sale of professional services, including training. Software is more than incidental to all of our products and, as a result, we recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, No. 97-2, Software Revenue Recognition.
  Impact of SOP No. 97-2, Software Revenue Recognition
     To recognize revenue from current product shipments, we must establish vendor specific objective evidence, or VSOE, of fair value for all undelivered elements of our sales arrangements, including our specified software upgrades. The best objective evidence of fair value would be to sell these specified software upgrades separately to multiple customers for the same price. However, because of our OEM business model, the features and functionality delivered in our software upgrades are defined in collaboration with our OEMs based on each OEM’s particular requirements. As a result, it is highly unlikely that we will ever be able to sell the same standalone software upgrade to a different OEM customer and thus establish VSOE of fair value for such upgrade.
     As a result, we defer all revenue from sales to OEMs until all elements without VSOE of fair value, including specified upgrades, have been delivered. This deferral is required because there is no basis to allocate revenue between the delivered and undelivered elements of the arrangement without VSOE of fair value for the specified upgrade. The revenue deferral is necessary even though (1) our specified software upgrades are not essential to the standalone functionality of any product currently deployed, (2) the purchase of our upgrades are based on separate decisions by our OEM customers and generally require separate payment at the time of delivery and (3) there is no refund liability for payments received on any previously shipped and installed product in the event we are not able to deliver the specified upgrade.

     We recognize deferred revenue from sales to an OEM customer only when we deliver a specified upgrade that we have previously committed. When we commit to an additional upgrade before we have delivered a previously committed upgrade, we defer all revenue from product sales after the date of such commitment until we deliver the additional upgrade. Any revenue that we had deferred prior to the additional commitment is recognized when the previously committed upgrade is delivered.
     The following diagram presents a hypothetical example of how software product releases and commitments to specified upgrades affect the relationship between billings, revenue and deferred revenue under a business model similar to ours. The diagram is not intended to reflect the actual timing of any of our software releases or the actual level of our product and service billings, revenue or deferred revenue in any period.
      Software release A is delivered and related product and service billings are recognized as revenue because there are no outstanding commitments for upgrades.
     ‚ Software upgrade B is committed in Period 1 and, therefore, product and service billings for shipments of software release A after that point cannot be recognized as revenue before software upgrade B is delivered.
     ƒ Before software upgrade B is delivered, software upgrade C is committed in Period 2 and, therefore, product and service billings for shipments of software release A after that point cannot be recognized before software upgrade C is delivered.
     „ When software upgrade B is delivered in Period 3, all deferred revenue, which consists of deferred revenue from billings of software release A, from the time of the commitment of software upgrade B until the time of the commitment of software upgrade C is recognized.
     … When software upgrade C is delivered in Period 4, all remaining deferred revenue from the time of the commitment of software upgrade C, which consists of deferred revenue from billings of software release A and software upgrade B, is recognized because no commitments are outstanding.

     In the same way as shown in this example, most of our revenue is recorded in periods during which we deliver specified upgrades. When we have such revenue recognition events, we recognize revenue from sales invoiced during multiple prior periods. As a result, we believe that our revenue, taken in isolation, provides limited insight into the performance of our business. We evaluate our performance by also assessing: product and service billings, which reflects our sales activity in a period; cost related to product and service billings, which reflects the cost associated with our product and service billings; deferred revenue at the end of the period, which reflects the cumulative billings that we were unable to recognize under our revenue recognition policy; deferred product cost at the end of a period, which reflects the cumulative costs that we were unable to recognize under our revenue recognition policy associated with our deferred product revenue; and cash flow from operating activities. We expect this pattern of commitments and delivery of future specified upgrades and the resulting impact on the timing of revenue recognition to continue with respect to our OEM business. As we introduce new products, the variability of the total revenue recognized in any fiscal period may moderate as sales of these new products grow as a percentage of our overall business.
  Key Elements of Financial Performance
  Revenue
     Our revenue consists of product revenue and service revenue from sales through our OEM customers and directly to our end customers.
     Product Revenue. Our product revenue is currently derived from the sale of our EV-DO mobile network products that are used by wireless operators to provide mobile broadband services. These products include three major components: base stations or OEM base station channel cards; radio network controllers; and network management systems. We have sold OEM base station channel cards both as hardware/software combinations and as software licenses when the OEM customer chooses to have the hardware manufactured for it by a third party. Radio network controllers and network management systems are usually sold as software licenses as the OEM customer buys the hardware from another vendor. Almost all of our revenue and product and service billings to date have been derived from sales of our EV-DO products through our OEM agreement with Nortel Networks.
     We first derived revenue and product and service billings in fiscal 2002 from the sale of first generation EV-DO mobile network products based on the Rev 0 version of the standard. Prior to the third quarter of fiscal 2006, we sold Rev 0-based base station channel cards, which were manufactured for us by a third party, and licensed Rev 0 software for these OEM base station channel cards, as well as for radio network controllers and network management systems. In connection with the transition to products based on the Rev A version of the standard, Nortel Networks exercised its right to license our hardware design in order to manufacture the OEM base station channel cards that support Rev A instead of purchasing this hardware from us. As a result, beginning in the third quarter of fiscal 2006, our product sales to Nortel Networks are derived solely from the license of software, specifically Rev 0 and Rev A software for OEM base station channel cards, radio network controllers and network management systems as well as Rev A software upgrades.
     Under our revenue recognition policy, as described above, we recognize deferred revenue from sales to an OEM customer only when we deliver a specified upgrade that we have previously committed. When we commit to an additional upgrade before we have delivered a previously committed upgrade, we defer all revenue from product sales after the date of such commitment until we deliver the additional upgrade.
     In April 2007, we delivered our April 2005 specified upgrade. As a result, we recognized product revenue in the three and six months ended July 1, 2007 of $141.6 million which consisted primarily of software license fees and hardware shipments to our primary OEM customer from April 2005, which is when we made our April 2005 specified upgrade commitment, through September 2006, which is when we made an additional commitment for a specified future software upgrade. We refer to that software upgrade as our September 2006 specified upgrade. In June 2007, we made an additional commitment to a specified upgrade, which we refer to as the June 2007 specified upgrade. As of July 1, 2007, there were two specified software upgrades that we had not yet delivered, the September 2006 specified upgrade that we expect to deliver in the fourth quarter of fiscal 2007 and the June 2007 specified upgrade that we expect to deliver in fiscal 2008.

     Service Revenue. Our service revenue is derived from support and maintenance services for our EV-DO products and other professional services, including training. Our support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in our software. Our annual support and maintenance fees are based on a fixed dollar amount associated with, or a percentage of the initial sales price for, the applicable hardware and software products. Included in the price for the product, we provide maintenance and support during our product warranty period, which is two years for our base station channel cards and one year for our software products. We allocate a portion of the initial product revenue to the maintenance and support services provided during the warranty period based on the fees we charge for annual support and maintenance and the length of the warranty period. This revenue is also deferred with the associated product revenue until such time as all outstanding specified future software upgrades at the time of shipment or sale are delivered, at which time a pro rata portion of the revenue is recognized over the remainder the applicable warranty period. Our support and maintenance arrangements for our EV-DO products are typically renewable for one-year periods. We invoice our support and maintenance fees in advance of the applicable maintenance period, and we recognize revenue from maintenance and support services ratably over the remaining term of the applicable maintenance and support period.
     We also offer professional services such as deployment optimization, network engineering and radio frequency deployment planning, and provide training for network planners and engineers. We generally recognize revenue for these services as the services are performed.
     We anticipate that service revenue will decrease during fiscal 2007 due in part to our completion of a professional services contract in fiscal 2006 for a direct customer, for which we recognized $8.0 million in service revenue in fiscal 2006.
  Product and Service Billings
     Product and service billings, which is a non-GAAP measure, represents the amount invoiced for products and services that are delivered and services that are to be delivered to our end customers directly or through our OEM channels for which we expect payment will be made in accordance with normal payment terms. Software-only product sales under our OEM agreements are invoiced monthly upon notification of sale by the OEM customer. We present the product and service billings metric because we believe it provides a consistent basis for understanding our sales activity and our OEM channel sales from period to period. We use product and service billings as a measure to assess our business performance and as a key factor in our incentive compensation program.
     Wireless operators generally purchase communications equipment in stages — driven first by coverage and later by capacity. The initial stage involves deploying new services in selected parts of their networks, often those geographic regions with the highest concentration of customers. These wireless operators then typically expand coverage throughout their network. Later purchases are driven by a desire to expand capacity as the usage of new services grows. Initial purchases usually occur around the time that we and our OEM customers offer products that substantially improve the performance of the network. Subsequent purchases to expand the geographic coverage and capacity of an operator’s wireless network are difficult to predict because they are typically related to consumer demand for mobile broadband services. As a result, our product and service billings have fluctuated significantly from period to period and we expect them to continue to fluctuate significantly from period to period for the foreseeable future.
     Our product and service billings were $36.5 million and $78.0 million in the three and six month periods ending July 1, 2007, respectively. Product and service billings to Nortel Networks were 100% of billings in the second quarter and first half of fiscal 2007 and 94% of cumulative billings through the first half of fiscal 2007. In April 2007, we recognized product and service revenue of $156.5 million as a result of the delivery of the April 2005 specified software upgrade and ended the quarter with a deferred revenue balance of $165.1 million as of July 1, 2007.
     The following table reconciles revenue to product and service billings:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
Revenue	$167,299	$156,256	$167,461	$156,525
Less: deferred revenue acquired	—	(171)	—	(171)
Deferred revenue, at end of period	143,602	165,088	143,602	165,088
Less: deferred revenue, at beginning of period	(291,785)	(284,624)	(273,124)	(243,418)

Product and service billings	$19,116	$36,549	$37,939	$78,024

  Deferred Revenue
     Product and service billings for invoiced shipments and software license fees, and related maintenance services for which revenue is not recognized in the current period are recorded as deferred revenue. Deferred revenue increases each fiscal period by the amount of product and service billings that are deferred in the period and decreases by the amount of revenue recognized in the period. We classify deferred revenue that we expect to recognize during the next twelve months as current deferred revenue on our balance sheet and the remainder as long-term deferred revenue. As of July 1, 2007, $165.0 million of deferred revenue is included in current liabilities and $0.1 million of deferred revenue is included in long-term liabilities.
  Cost of Revenue
     Cost of product revenue consists primarily of:
•	cost for channel card hardware provided by contract manufacturers;

•	cost of hardware for our radio network controllers and network management systems;

•	license fees for third-party software and other intellectual property used in our products; and

•	other related overhead costs.
     Cost of service revenue consists primarily of salaries, benefits and stock-based compensation for employees that provide support services to customers and manage the supply chain. We expense all service-related costs as they are incurred.
  Cost Related to Product and Service Billings
     Cost related to product and service billings, which is a non-GAAP measure, includes the cost of products delivered and invoiced to our customers, the cost directly attributable to the sale of software-only products by our OEM partners and the cost of services in the current period. Cost related to product billings is recorded as deferred product cost until such time as the related deferred revenue is recognized as revenue upon the delivery of specified software upgrades. At the time of revenue recognition, the related deferred product cost is expensed in the income statement as cost of revenue.
  Deferred Product Cost
     Cost related to product billings for invoiced shipments and software-only license fees for which revenue is not recognized in the current period is recorded as deferred product cost. Deferred product cost increases each fiscal period by the amount of product cost associated with product billings that are deferred in the period and decreases by the amount of product cost associated with revenue recognized in the period. We classify deferred product cost that we expect to recognize during the next twelve months as current deferred product cost on our balance sheet and the remainder as long term deferred product cost. All $0.7 million of deferred product cost at July 1, 2007 is included in current assets.
  Gross Margin
     Our gross margin varies from period to period according to the mix of revenue from hardware products, software products and services revenue. Our gross margin in the second quarter of fiscal 2007 of 77% represents an accumulation of revenue less related product cost associated with OEM product shipments and software license fees from the second quarter of fiscal 2005 through the third quarter of fiscal 2006. We expect our gross margin in fiscal 2007 to be greater than it was in fiscal 2006 due to the discontinuation of sales of hardware products through our OEM relationship with Nortel Networks beginning in the third quarter of fiscal 2006.
  Operating Expenses
     Research and Development. Research and development expense consists primarily of:
•	salaries, benefits and stock-based compensation related to our engineers;

•	cost of prototypes and test equipment relating to the development of new products and the enhancement of existing products;

•	payments to suppliers for design and consulting services; and

•	other related overhead costs.
     We expense all research and development cost as it is incurred. Our research and development is performed by our engineering personnel in the United States, India, and the United Kingdom. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position and the development of new products for new markets. Accordingly, we expect research and development expense to increase in amount and as a percentage of product and service billings in fiscal 2007.
     Sales and Marketing. Sales and marketing expense consists primarily of:
•	salaries, benefits and stock-based compensation related to our sales, marketing and customer support personnel;

•	commissions payable to our sales personnel;

•	travel, lodging and other out-of-pocket expenses;

•	marketing program expenses; and

•	other related overhead costs.
     We expense sales commissions at the time they are earned, which typically is when the associated product and service billings are recorded or when a customer agreement is executed. We expect sales and marketing expense to increase in amount and as a percentage of product and service billings for the foreseeable future as we continue to augment our sales and marketing functions, primarily outside the United States.
     General and Administrative. General and administrative expense consists primarily of:
•	salaries, benefits and stock-based compensation related to our executive, finance, legal, human resource and administrative personnel;

•	professional services costs; and

•	other related overhead costs.
     We expect general and administrative expense to increase in amount and as a percentage of product and service billings in 2007 and 2008 as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly-traded company, including additional audit and legal fees, costs of compliance with the Sarbanes-Oxley Act of 2002, disclosure obligations and other regulations, investor relations expense and insurance premiums.
  Stock-Based Compensation Expense
     We adopted the requirements of SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) addresses all forms of shared-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. We currently expect that our adoption of SFAS No. 123(R) will continue to adversely affect our operating results to some extent in future periods.
     Based on current stock option grants, we expect to recognize a future expense for non-vested options of $13.0 million over a weighted-average period of 4.4 years as of July 1, 2007. We expect stock-based compensation expense will increase in 2007 and 2008 as we expect to continue to grant stock-based incentives to our employees.
Interest Income, Net
     Interest income, net, primarily relates to interest earned on our cash, cash equivalents and investments. In the first half of fiscal 2007, interest income was offset by interest expense from our outstanding debt and non-cash interest expense relating to our preferred stock warrants.
Cash Flow from Operating Activities
     Customer collections and, consequently, cash flow from operating activities are driven by sales transactions and related product and service billings, rather than recognized revenues. We believe cash flow from operating activities is a useful measure of the performance of our business because, in contrast to income statement profitability metrics that rely principally on revenue, cash flow from operating activities captures the contribution of changes in deferred revenue and deferred charges. We present cash flow from operating activities because it is a metric that management uses to track business performance and, as such, is a key factor in our incentive compensation program. In addition, management believes this metric is frequently used by securities analysts, investors and other interested parties in the evaluation of software companies with significant deferred revenue balances.
     We expect cash flow from operating activities in fiscal 2007 to be greater than cash flow from operating activities in fiscal 2006 primarily due to the receipt in early January 2007 of a significant payment that was due in late December 2006 and, to a lesser extent, lower tax payments in fiscal 2007 compared to fiscal 2006.
Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31. Accordingly, each of our fiscal quarters ends on the Sunday that falls closest to the last day of the third calendar month of the quarter.
Critical Accounting Policies and Estimates
     This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We regard an accounting estimate or assumption underlying our financial statements as a “critical accounting estimate” where (i) the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and (ii) the impact of the estimates and assumptions on financial condition or operating performance is material.
     Our significant accounting policies are described in Note 2 of the Notes to Financial Statements in our Form 424B4 Prospectus filed with the SEC on July 19, 2007. Not all of these significant accounting policies, however, are “critical accounting estimates.” We believe that our accounting policies relating to revenue recognition and stock-based compensation, as described under the caption “Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Prospectus, fit the definition of “critical accounting estimates.”
Results of Operations
Comparison of Three Months Ended July 2, 2006 and July 1, 2007
Revenue and Product and Service Billings

	Three Months Ended		Period-to-Period
	July 2, 2006	July 1, 2007	Change
	(dollars in thousands)
Revenue	$167,299	$156,256	$(11,043)
Less: deferred revenue acquired	—	(171)
Deferred revenue, end of period	143,602	165,088
Less: deferred revenue, beginning of period	(291,785)	(284,624)

Product and service billings	$19,116	$36,549	$17,433

          The revenue recognized in the second quarter of fiscal 2007 principally consists of product shipments and sales of software licenses, maintenance and support that was billed and deferred from April 2005 through August 2006. We recognized this revenue as a result of the delivery of a specified upgrade in April 2007. The revenue recognized in the second quarter of fiscal 2006 principally consisted of product shipments and sales of software licenses, maintenance and support that was billed and deferred from fiscal 2002 through the first quarter of fiscal 2005. We recognized this revenue as a result of the delivery of a specified upgrade in March 2006.
          The increase in product and service billings in the second quarter of fiscal 2007 was due primarily to increased software sales related to new Rev A deployments as well as sales of Rev A software upgrades to the existing installed base. Our billings in the second quarter of fiscal 2006 were affected by a decline in purchases of Rev 0 channel cards as wireless operators anticipated the availability of Rev A capable OEM channel cards that Nortel Networks began shipping in the second half of fiscal 2006 under license from us. We anticipate that our product and service billings for each of the third quarter and fourth quarter of fiscal 2007 will be flat or less than our product and service billings for the second quarter of fiscal 2007 and that our product and service billings for the second half of fiscal 2007 will be less than our product and service billings for the first half of fiscal 2007. Several large operators completed their initial deployments of Rev A software in the first half of fiscal 2007 and are expected to moderate their deployments over the remainder of the year until subscriber use creates a need for additional capacity. Accordingly, our product and service billings for fiscal 2007 may be lower than those in fiscal 2006.
Cost of Revenue and Cost Related to Product and Service Billings

	Three Months Ended		Period-to-Period
	July 2, 2006	July 1, 2007	Change
	(dollars in thousands)
Cost of revenue	$40,430	$35,770	$(4,660)
Deferred product cost, end of period	33,522	701
Less: deferred product cost, beginning of period	(71,252)	(34,373)

Cost related to product billings	$2,700	$2,098	$(602)

          Cost of product revenue decreased by $5.1 million to $33.9 million in the second quarter of fiscal 2007 from $39.0 million in the second quarter of fiscal 2006. Cost of service revenue increased by $0.5 million to $1.9 million in the second quarter of fiscal 2007 from $1.4 million in the second quarter of fiscal 2006.
     The decrease in cost of product revenue primarily was due to lower hardware shipments partially as a result of the transition of manufacturing for Rev A channel cards to Nortel Networks in fiscal 2006. The increase in cost of service revenue was due primarily to an increase in customer service headcount to support a larger installed base of product.
     The decrease in cost related to product and service billings was due primarily to the transition in the second half of fiscal 2006 to software-only sales for Rev A capable OEM channel cards manufactured by Nortel Networks from sales of Rev 0 channel cards, which included both hardware manufactured by us and software.
Gross Profit
          The decrease in gross profit was due primarily to a decrease in gross profit on service revenue of $7.3 million to $12.8 million in the second quarter of fiscal 2007 from $20.1 million in the second quarter of fiscal 2006. The higher gross profit on service revenue in the second quarter of fiscal 2006 resulted from the recognition of $8.0 million in revenue from the completion of a professional services contract with a direct customer.
Operating Expenses

			Period-to-Period
	Three Months Ended		Change
	July 2, 2006	July 1, 2007	Amount	Percentage
		(dollars in thousands)
Research and development	$13,464	$18,598	$5,134	38.1%
Sales and marketing	1,744	3,182	1,438	82.5%
General and administrative	1,104	1,721	617	55.9%
In-process research and development	—	2,340	2,340

Total operating expenses	$16,312	$25,841	$9,529	58.4%

          Research and Development. The increase in research and development expense was due primarily to an increase in the number of research and development employees in our Chelmsford, Massachusetts, Bangalore, India and Cambridge, United Kingdom facilities to support the development of new product lines to expand our Fixed-Mobile Convergence and EV-DO business and to a lesser extent outside services and consulting fees associated with our research and development activities. Salary and benefit expense associated with the increase in headcount increased by $3.2 million to $13.2 million in the second quarter of fiscal 2007 from $10.0 million in the second quarter of fiscal 2006. Outside services and consulting expense increased by $1.5 million to $2.1 million in the second quarter of fiscal 2007 from $0.6 million in the second quarter of fiscal 2006.
          Sales and Marketing. The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense associated with an increase in the number of sales, marketing and customer service employees to support our new Fixed-Mobile Convergence product lines, which will be sold to a larger base of OEMs and operators than our current products. Salary and benefit expense associated with the increase in headcount increased by $1.0 million to $2.4 million in the second quarter of fiscal 2007 from $1.4 million in the second quarter of fiscal 2006.
          General and Administrative. The increase in general and administrative expense was due to an increase in the number of general and administrative employees to support our growth. Salary and benefit expense associated with the increase in headcount increased by $0.4 million to $1.1 million in the second quarter of fiscal 2007 from $0.7 million in the second quarter of fiscal 2006.
          In-Process Research and Development. We incurred $2.3 million of in-process research and development expense associated with our acquisition of 3Way Networks in April 2007.
Comparison of Six Months Ended July 2, 2006 and July 1, 2007
Revenue and Product and Service Billings

	Six Months Ended		Period-to-Period
	July 2, 2006	July 1, 2007	Change
	(dollars in thousands)
Revenue	$167,461	$156,525	$(10,936)
Less: deferred revenue acquired	—	(171)
Deferred revenue, end of period	143,602	165,088
Less: deferred revenue, beginning of period	(273,124)	(243,418)

Product and service billings	$37,939	$78,024	$40,085

     The revenue in the first half of fiscal 2007 principally consists of product shipments and sales of software licenses, maintenance and support that was billed and deferred from April 2005 through August 2006. We recognized this revenue as a result of the delivery of a specified upgrade in April 2007. The revenue recognized in the first half of fiscal 2006 principally consisted of product shipments and sales of software licenses, maintenance and support that was billed and deferred from fiscal 2002 through the first quarter of fiscal 2005. We recognized this revenue as a result of the delivery of a specified upgrade in March 2006.
     The increase in product and service billings in the first half of fiscal 2007 was due primarily to software sales related to the rollout of OEM channel cards that support Rev A as well as sales of Rev A software upgrades. Our billings in the first half of fiscal 2006 were affected by a decline in purchases of Rev 0 channel cards as wireless operators anticipated the availability of Rev A capable OEM channel cards that Nortel Networks began shipping in the second half of fiscal 2006 under license from us.
Cost of Revenue and Cost Related to Product and Service Billings

	Six Months Ended		Period-to-Period
	July 2, 2006	July 1, 2007	Change
	(dollars in thousands)
Cost of revenue	$42,005	$37,453	$(4,552)
Deferred product cost, end of period	33,522	701

Less: deferred product cost, beginning of period	(66,966)	(34,214)

Cost related to product billings	$8,561	$3,940	$(4,621)

     Cost of product revenue decreased by $5.3 million to $33.9 million in the first half of fiscal 2007 from $39.2 million in the first half of fiscal 2006. Cost of service revenue increased by $0.7 million to $3.5 million in the first half of fiscal 2007 from $2.8 million in the first half of fiscal 2006.
     The decrease in cost of product revenue was due primarily to the transition of manufacturing for Rev A channel cards to Nortel Networks in fiscal 2006. The increase in cost of service revenue was due primarily to an increase in customer service headcount to support a larger installed base of product.
     The decrease in cost related to product and service billings was due primarily to the transition in fiscal 2006 to software-only sales for Rev A capable OEM channel cards manufactured by Nortel Networks from sales of Rev 0 channel cards, which included both hardware we manufactured and software we developed.
Gross Profit
          The decrease in gross profit was due primarily to a decrease in gross profit on service revenue of $7.5 million to $11.4 million in the first half of fiscal 2007 from $18.8 million in the first half of fiscal 2006. The higher gross profit on service revenue in the 2006 period resulted from the recognition of $8.0 million in revenue from the completion of a professional services contract with a direct customer.

Operating Expenses

			Period-to-Period
	Six Months Ended		Change
	July 2, 2006	July 1, 2007	Amount	Percentage
		(dollars in thousands)
Research and development	$25,861	$34,581	$8,720	33.7%
Sales and marketing	2,946	5,762	2,816	95.6%
General and administrative	2,096	3,237	1,141	54.4%
In-process research and development	—	2,340	2,340

Total operating expenses	$30,903	$45,920	$15,017	48.6%

          Research and Development. The increase in research and development expense was due primarily to an increase in the number of research and development employees in our Chelmsford, Massachusetts, Bangalore, India and Cambridge, UK facilities to support the development of new product lines to expand our Fixed-Mobile Convergence and EV-DO business and to a lesser extent outside services and consulting fees associated with our research and development activities. Salary and benefit expense associated with the increase in headcount increased by $5.8 million to $24.9 million in the first half of fiscal 2007 from $19.1 million in the first half of fiscal 2006. Outside services and consulting expense increased by $2.2 million to $3.5 million in the second quarter of fiscal 2007 from $1.4 million in the second quarter of fiscal 2006.
          Sales and Marketing. The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense associated with an increase in the number of sales, marketing and customer service employees to support our new Fixed-Mobile Convergence product lines, which will be sold to a larger base of OEMs and operators than our current products. Salary and benefit expense associated with the increase in headcount increased by $2.0 million to $4.5 million in the first half of fiscal 2007 from $2.5 million in the first half of fiscal 2006.
          General and Administrative. The increase in general and administrative expense was due to an increase professional service fees associated with legal, audit and tax consulting services and an increase in the number of general and administrative employees to support our growth. Legal, audit and tax consulting fees increased by $0.4 million to $0.9 million in the first half of fiscal 2007 from $0.5 million in the first half of fiscal 2006. Salary and benefit expense associated with the increase in headcount increased by $0.5 million to $1.9 million in the first half of fiscal 2007 from $1.4 million in the first of fiscal 2006.
          In-Process Research and Development. We incurred $2.3 million of in-process research and development expense associated with our acquisition of 3Way Networks in April 2007.

Liquidity and Capital Resources

	As of	As of
	December 31,	July 1,
	2006	2007
Cash and cash equivalents	$86,815	$23,217
Investments, short-term	73,308	116,111
Accounts receivable, net	46,072	16,768
Working capital	3,254	(12,703)
     At July 1, 2007, our principal sources of liquidity were cash, cash equivalents and investments of $139.3 million.
     Subsequent to the end of our second fiscal quarter of fiscal 2007, on July 19, 2007, we completed our IPO, in which we sold and issued 8,300,000 shares of common stock at an issue price of $7.00 per share. We raised $51.0 million in net proceeds after deducting underwriting discounts and commissions of $4.1 million and other estimated offering costs of approximately $3.0 million.

	Six Months	Six Months
	Ended	Ended
	July 2,	July 1,
	2006	2007
Cash flow from operating activities	$2,393	$63,882
Cash flow from investing activities	15,372	(53,406)
Cash flow from financing activities	1,957	(74,063)
     During the first half of fiscal years 2006 and 2007, we funded our operations primarily with cash flow from operating activities. Cash flow from operating activities is generally derived from net income, fluctuations of current assets and liabilities and to a lesser extent non-cash expenses. In the first half of fiscal 2006, our net income of $108.0 million exceeded our cash flow from operating activities by $105.6 million primarily as a result of a decrease in deferred revenue of $129.5 million and to a lesser extent, an increase in prepaid taxes of $11.4 million. This was partially offset by reductions in deferred cost of $33.4 million and accounts receivable of $7.6 million. In the first half of fiscal 2007, our net income of $67.3 million exceeded our $63.9 million in cash flow from operating activities by $3.4 million primarily as a result of a decrease in deferred revenue of $78.5 million associated with the delivery of a specified upgrade offset by billings in the first half of fiscal 2007, substantially offset by the net decrease in accounts receivable of $29.3 million associated with collection of billings made in the fourth quarter of fiscal 2006 and the net decrease in deferred cost of $33.5 million associated with the delivery of a specified upgrade, and an increase in accrued taxes of $8.4 million. Our ability to continue to generate cash flow from operations will depend in large part on the volume of our product and service billings, our ability to collect accounts receivable, offset by the growth of our operating expenses.
     In April 2007, we paid a special cash dividend of $1.333 per share of common stock from our existing cash balance. The payment to holders of common stock and redeemable convertible preferred stock totaled $72.7 million. We have not declared or paid any other cash dividends on our capital stock and do not expect to pay any cash dividends for the foreseeable future. We intend to use future cash flow from operating activities, if any, in the operation and expansion of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion, and restrictions imposed by lenders, if any.
     Cash flow from investing activities was $15.4 million and $(53.4) million during the first half of fiscal 2006 and 2007, respectively. Cash flow from investing activities consisted primarily of the timing of purchases and maturities of investments and purchases of property and equipment.

     Cash flow from financing activities was $2.0 million and $(74.1) million during the first half of fiscal 2006 and 2007, respectively. Cash flow from financing activities in the first half of fiscal 2006 consisted primarily of proceeds from exercise of stock options and the sale of restricted common stock and preferred stock. Cash flow from financing activities in the first half of fiscal 2007 consisted primarily of a dividend payment of $72.7 million in cash to holders of common stock and redeemable convertible preferred stock and costs associated with our IPO, which were partially offset by proceeds from exercise of stock options.
     We believe our existing cash, cash equivalents and investments, including the net proceeds of our IPO, and our cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least one operating cycle (12 months). Our future cash requirements will depend on many factors, including the rate of our product and service billings growth, the introduction and market acceptance of new products, the expansion of our sales and marketing and research and development activities, and the timing of our revenue recognition and related income tax payments. To the extent that our cash, cash equivalents and investments and cash from operating activities are insufficient to fund our future activities, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
          Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and Indian rupee, the currencies in which our operating obligations in Cambridge, England and Bangalore, India, respectively, are paid. To date, we have not entered into any hedging contracts although we may do so in the future. Fluctuations in currency exchange rates could affect our business in the future.
Interest Rate Sensitivity
          We had unrestricted cash and cash equivalents and investments totaling $160.1 million and $139.3 million at December 31, 2006 and July 1, 2007, respectively. Our existing cash, cash equivalents and investments are invested primarily in money market funds and high grade commercial paper. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and to maintain proper fiduciary control over our investments.
          Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investments. We do not own derivative financial investment instruments in our investment portfolio. Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.
Item 4. Changes in Internal Controls over Financial Reporting and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 1, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.
Risks Relating to Our Business
We depend on a single OEM customer, Nortel Networks, for almost all of our revenue and billings, and a significant shortfall in sales to Nortel Networks would significantly harm our business and operating results.
We derived almost all of our revenue and billings in each of the last several years from sales to a single OEM customer, Nortel Networks. Nortel Networks accounted for 95% of our revenue in the second quarter of fiscal 2006 and 100% of our revenue in the second quarter of fiscal 2007. Nortel Networks accounted for 49% of our billings in the second quarter of fiscal 2006 and 100% of our billings in the second quarter of fiscal 2007. Nortel Networks accounted for 74% of our billings in the first half of fiscal 2006 and 100% of our billings in the first half of fiscal 2007. Our contract with Nortel Networks can be terminated by Nortel Networks at any time and, in any event, does not contain commitments for future purchases of our products. The rate at which Nortel Networks purchases products from us depends on its success in selling to operators its own EV-DO infrastructure solutions that include our products. There can be no assurance that Nortel Networks will continue to devote significant resources to its wireless infrastructure business or that it will be successful in the future in such business. Nortel Networks might seek to develop internally, or acquire from a third party, alternative wireless solutions to those currently purchased from us. In addition, Nortel Networks may seek to develop an alternative solution by utilizing technology that has been developed by LG Electronics, with which Nortel Networks currently has established a joint venture. We expect to derive a substantial majority of our revenue and billings in fiscal 2007 and fiscal 2008 from Nortel Networks, and therefore any adverse change in our relationship with Nortel Networks, or a significant decline or shortfall in our sales to Nortel Networks, would materially harm our business and operating results.
Because our OEM business model requires us to defer the recognition of most of our revenue from product sales until we deliver specified upgrades, our revenue in any period is not likely to be indicative of the level of our sales activity in that period.
We recognize revenue from the sale of products under our OEM agreements only after we deliver specified upgrades to those products that were committed at the time of sale. The period of development of these upgrades can range from 12 to 24 months after the date of commitment. As a result, most of our revenue in any quarter typically reflects license fees under our OEM agreements for products delivered and invoiced to customers several quarters earlier. For these products, we record the amount of the invoice as deferred revenue and then recognize such deferred revenue as revenue upon delivery of the committed software upgrades. As a result, our revenue is not likely to be indicative of the level of our sales activity in any period. Due to our OEM business model, we expect that, for the foreseeable future, any quarter in which we recognize a significant amount of deferred revenue as a result of our delivery of a previously committed upgrade will be followed by several quarters of insignificant revenue as we defer revenue while we develop additional upgrades. Investors may encounter difficulties in tracking the performance of our business because our revenue will not reflect the level of our billings in any period, and these difficulties could adversely affect the trading price of our common stock.
Our revenue and billings growth may be constrained by our product concentration and lack of revenue diversification.
Almost all of our revenue and billings to date have been derived from sales of our EV-DO products, and we expect this trend to continue for the foreseeable future. Continued market acceptance of these products is critical to our future success. The future demand for our EV-DO products depends, in large part, on the continued expansion of the EV-DO-based wireless networks currently deployed by operators and determinations by additional operators to deploy EV-DO-based wireless networks. Demand for our EV-DO products also depends on our ability to continue to develop and deliver on a timely basis product upgrades to enable operators to enhance the performance of their networks and implement new mobile broadband services. Any decline in demand for EV-DO products, or inability on our part to develop and deliver product upgrades that meet the needs of operators, would adversely affect our business and operating results.
Our current products are based exclusively on the CDMA2000 air interface standard for wireless communications, and therefore any movement by existing or prospective operator customers to a different standard could impair our business and operating results.
There are multiple competing air interface standards for wireless communications networks. Our current products are based exclusively on the CDMA2000 air interface standard, which handles a majority of wireless subscribers in the United States. Other standards, such as GSM/UMTS, are currently the primary standards used by wireless operators in mobile networks worldwide. Our EV-DO products do not operate in networks using the GSM/UMTS standards.
We believe there are a limited number of operators that have not already chosen the air interface standard to deploy in their third generation, or 3G, wireless networks. Our success will therefore depend, to a significant degree, on whether operators that have currently deployed CDMA2000-based networks expand and upgrade their networks and whether additional operators that have not yet deployed 3G networks select CDMA2000 as their standard. Our business will be harmed if operators currently utilizing the CDMA2000 standard transition their networks to a competing standard and we have not at that time developed and begun to offer competitive products that are compatible with that standard. Our business will also be harmed if operators that have currently deployed both CDMA and GSM/UMTS networks determine to focus more of their resources on their GSM/UMTS networks.
The introduction of fourth generation wireless technology could reduce spending on our EV-DO products and therefore harm our operating results.
The standards for mobile broadband solutions are expected to evolve into a fourth generation of wireless standards, known as 4G. Wireless operators have announced plans to build networks based on the 4G standard. For example, Sprint Nextel recently announced its intent to build a 4G network using WiMAX technology to deliver multimedia services to its customers. Although a prevailing 4G technology has yet to emerge, several of the competing technologies are likely not to be compatible with our 3G EV-DO network technologies. The market for our existing EV-DO products is likely to decline if and when operators begin to delay expenditures for EV-DO products in anticipation of the availability of new 4G-based products. Our primary OEM customer, Nortel Networks, has publicly announced that it is developing 4G-based WiMAX products. We do not have an agreement to supply Nortel Networks with any 4G-based products. We believe that it is likely that Nortel Networks will choose to enter into partnerships for 4G-based products with one or more of our competitors or choose to develop these products internally.
Our future success will depend on our ability to develop and market new products compatible with 4G standards and the acceptance of those products by operators. The development and introduction of these products will be time consuming and expensive, and we may not be able to correctly anticipate the market for 4G-compatible products and related business trends. Any inability to develop successfully 4G-based products could harm significantly our future business and operating results.

The variable sales and deployment cycles for our EV-DO products are likely to cause our quarterly billings to fluctuate materially.
The deployment by operators of wireless infrastructure equipment that enables new end-user services typically occurs in stages, and our quarterly billings will vary significantly depending on the rate at which such deployments occur. Operators will typically make significant initial investments for new equipment to assure that new services facilitated by such equipment are available to end-users throughout the operator’s network. Operators typically will defer significant additional purchases of such equipment until end-user usage of the services offered through such equipment creates demand for increased capacity. Our quarterly billings will typically increase significantly when an operator either chooses initially to deploy an EV-DO network or deploys a significant product upgrade introduced by us, and our quarterly billings will decline in other quarters when those deployments have been completed.
It is difficult to anticipate the rate at which operators will deploy our wireless infrastructure products, the rate at which the use of new mobile broadband services will create demand for additional capacity, and the rate at which operators will implement significant product upgrades. For example, our product and service billings in fiscal 2006 reflected an increase in sales of software for OEM base station channel cards that support Rev A as operators ramped up their deployments of EV-DO infrastructure. We anticipate that our product and service billings for the second half of fiscal 2007 will be less than our product and service billings for the first half of fiscal 2007. We believe that several large operators completed their initial deployments of Rev A software in the first half of fiscal 2007 and will moderate their deployments over the remainder of the year until subscriber use creates a need for additional capacity. Accordingly, our product and service billings for fiscal 2007 may be lower than those in fiscal 2006. The staged deployments of wireless infrastructure equipment by customers of both our existing and new OEMs are likely to continue to cause significant volatility in our quarterly operating results.
If demand for mobile broadband services does not develop as quickly as we anticipate, or develops in a manner that we do not anticipate, our revenue and billings may decline or fail to grow, which would adversely affect our operating results.
We derive, and expect to continue to derive, all of our revenue and billings from sales of mobile broadband infrastructure products. We expect demand for mobile broadband services to be the primary driver for growth of EV-DO networks. The market for mobile broadband services is relatively new and still evolving, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. The level of demand and market acceptance for these services may be adversely affected by factors that limit or interrupt the supply of mobile phones designed for EV-DO networks. For example, an order recently issued by the United States International Trade Commission in a patent dispute between Broadcom Corporation and Qualcomm barring importation into the United States of some Qualcomm chips that are used in EV-DO mobile phones may have the effect of hampering demand for mobile broadband services. Another expected driver for the growth of EV-DO networks is VoIP. The migration of voice traffic to EV-DO networks will depend on many factors outside of our control. If the demand for VoIP and other mobile broadband services does not grow, or grows more slowly than expected, the need for our EV-DO products would be diminished and our operating results would be significantly harmed.
Deployments of our EV-DO products by two large wireless operators account for a substantial majority of our revenue and billings, and a decision by these operators to reduce their use of our products would harm our business and operating results.
A substantial portion of our cumulative billings for the first half of fiscal 2006 and the first half of fiscal 2007 are attributable to sales of our EV-DO products by Nortel Networks to two large wireless operators in North America. Our sales of EV-DO products currently depend to a significant extent on the rate at which these operators expand and upgrade their CDMA networks. Our business and operating results would be harmed if either of these operators were to select a wireless network solution offered by a competitor or for any other reason were to discontinue or reduce the use of our products or product upgrades in their networks.
If the market for our fixed-mobile convergence products does not develop as we expect, or our fixed-mobile convergence products do not achieve sufficient market acceptance, our business would suffer.
We are developing our FMC products so that operators may offer mobile broadband services using wireline broadband connections and a combination of mobile and Wi-Fi networks. We expect to commence commercial sales of our initial FMC products in the second half of 2007. However, it is possible that the market for our FMC products will not develop as we expect. Even if a market for our FMC products develops, it is uncertain whether our FMC products will achieve and sustain high levels of demand and market acceptance. Our ability to sell our FMC products will depend, in part, on factors outside our control, such as the commercial availability and market acceptance of mobile phones designed to support FMC applications and the market acceptance of femto cell access point products. The market for our FMC products may be smaller than we expect, the market may develop more slowly than we expect or our competitors may develop alternative technologies that are more attractive to operators. Our FMC products are an important component of our growth and diversification strategy and, therefore, if we are unable to successfully execute on this strategy, our sales, billings and revenues could decrease and our operating results could be harmed.
Our future sales will depend on our success in generating sales to a limited number of OEM customers, and any failure to do so would have a significant detrimental effect on our business.
There are a limited number of OEMs that offer EV-DO solutions, several of which have developed their own EV-DO technology internally and, therefore, do not require solutions from us. We currently have agreements with three OEM customers. We do not expect to commence significant sales to two of these OEM customers in the immediate future because we are not scheduled to complete development of the products we are developing for these OEM customers in the immediate future. Our operating results for the foreseeable future will depend to a significant extent on our ability to effect sales to our existing OEM customers. Our OEM customers have substantial purchasing power and leverage in negotiating pricing and other contractual terms with us. In addition, further consolidation in the communications equipment market could adversely affect our OEM customer relationships. If we fail to generate significant product and service billings through our existing OEM relationships or if we fail to establish significant new OEM relationships, we would not be able to achieve our anticipated level of sales and our results of operations would suffer.
The unpredictability of our future results may adversely affect the trading price of our common stock.
Our operating results have varied significantly from period to period, and are expected to continue to vary significantly from period to period for the foreseeable future due to a number of factors in addition to the unpredictable purchasing patterns of operators. The following factors, among others, can contribute to the unpredictability of our operating results:
•	the effect of our OEM business model on our revenue recognition;

•	the timing of agreements or commitments with our OEM customers for new products or software upgrades;

•	the timing of our delivery of software upgrades;

•	the unpredictable deployment and purchasing patterns of operators;

•	fluctuations in demand for products of our OEM customers that are sold together with our products, and the timing and size of orders for such products of our OEM customers;

•	new product introductions and enhancements by our competitors and us;

•	the timing and acceptance of software upgrades sold by our OEM customers to their installed base of operators;

•	changes in our pricing policies or the pricing policies of our competitors;

•	our ability to develop, introduce and deploy new products and product upgrades that meet customer requirements in a timely manner;

•	adjustments in the reporting of royalties and product sales by our OEM customers resulting from reviews and audits of such reports;

•	our and our OEM customers’ ability to obtain sufficient supplies of limited source components or materials;

•	our and our OEM customers’ ability to attain and maintain production volumes and quality levels for our products; and

•	general economic conditions, as well as those specific to the communications, networking, wireless and related industries.
Our operating expenses are largely based on our anticipated organizational and product and service billings growth, especially as we continue to invest significant resources in the development of future products. Most of our expenses, such as employee compensation, are relatively fixed in the short term. As a result, any shortfall in product and service billings in relation to our expectations could cause significant changes in our operating results from period to period and could result in negative cash flow from operations.
We believe that comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. It is likely that in some future periods, our revenue, product and service billings, earnings, cash from operations or other operating results will be below the expectations of securities analysts and investors. In that event, the price of our common stock may decrease substantially.
We may not be able to achieve profitability for any period in the future or sustain cash flow from operating activities.
We began to recognize revenue in fiscal 2002, began to have positive cash flow from operating activities in fiscal 2004 and achieved profitability in fiscal 2006. We have only a limited operating history on which you can base your evaluation of our business, including our ability to continue to grow our revenue and billings and to sustain cash flow from operating activities and profitability. The amount and percentage of our operating expenses that are fixed expenses have increased as we have grown our business. As we continue to expand and develop our business, we will need to generate significant billings to maintain positive cash flow from operating activities, and we might not sustain positive cash flow from operating activities for any substantial period of time. We do not expect to achieve profitability for any fiscal year unless we are able to recognize significant revenue from our OEM arrangements in that fiscal year. If we are unable to increase our billings and sustain cash flow from operating activities, the market price of our common stock will likely fall.
Claims by other parties that we infringe their proprietary technology could force us to redesign our products or to incur significant costs.
Many companies in the wireless industry have significant patent portfolios. These companies and other parties may claim that our products infringe their proprietary rights. We may become involved in litigation as a result of allegations that we infringe the intellectual property rights of others. Any party asserting that our products infringe their proprietary rights would force us to defend ourselves, and possibly our customers, against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. We also could be forced to do one or more of the following:
•	stop selling, incorporating or using our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

•	redesign those products that use any allegedly infringing technology, which may be costly and time-consuming; or

•	refund deposits and other amounts received for allegedly infringing technology or products.

For example, we recently received a letter from Wi-LAN Inc. asserting that some of our EV-DO products infringe two issued United States patents and an issued Canadian patent relating to wireless communication technologies. A majority of our revenue to date has been derived from the allegedly infringing EV-DO products. We have evaluated various matters relating to Wi-LAN’s assertion and we do not believe that our products infringe any valid claim of the patents identified by Wi-LAN. However, we may seek to obtain a license to use the relevant technology from Wi-LAN. We cannot be certain that Wi-LAN would provide such a license or, if provided, what its economic terms would be. If we were to seek to obtain such a license, and such license were available from Wi-LAN, we could be required to make significant payments with respect to past and/or future sales of our products, and such payments may adversely affect our financial condition and operating results. If Wi-LAN determines to pursue claims against us for patent infringement, we might not be able to successfully defend against such claims.
Intellectual property litigation can be costly. Even if we prevail, the cost of such litigation could deplete our financial resources. Litigation is also time consuming and could divert management’s attention and resources away from our business. Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could materially adversely affect our business. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could significantly limit our ability to continue our operations.
If we are not successful in obtaining from third parties licenses to intellectual property that is required for GSM/UMTS products that we are developing, we may not be able to expand our business as expected and our business may suffer.
The GSM/UMTS markets are characterized by the presence of many patents held by third parties. We will need to obtain licenses from third parties for intellectual property associated with our development of GSM/UMTS products. Any required license might not be available to us on acceptable terms, or at all. If we succeed in obtaining these licenses, payments under these licenses would increase our costs for these products and our operating results would suffer. If we failed to obtain a required license, our ability to develop GSM/UMTS products would be impaired, we may not be able to expand our business as expected and our business may suffer.
If we do not timely deliver new and enhanced products that respond to customer requirements and technological changes, operators may not buy our products and our revenue and product and service billings may decline significantly.
The market for our products is characterized by rapid technological change, frequent new product introductions and evolving industry standards. To achieve market acceptance for our products, we must effectively anticipate operator requirements, and we must offer products that meet changing operator demands in a timely manner. Operators may require product features and capabilities that our current products do not have. If we fail to develop products that satisfy operator requirements, our ability to create or increase demand for our products will be harmed.
In developing our wireless infrastructure products, we seek to identify the long-term trends of wireless operators and their customers. The development cycle for our products and technologies can take multiple years. The ultimate success of our new products depends, in large part, on the accuracy of our assessments of the long-term needs of the industry, and it is difficult to change quickly the design or function of a planned new product if the market need does not develop as we anticipated.
We may experience difficulties with software development, industry standards, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or implementation of new products and enhancements. The introduction of new products by competitors, including some of our OEM customers, the emergence of new industry standards or the development of entirely new technologies to replace existing product offerings could render our existing or future products obsolete. If our products become technologically obsolete, operators may purchase solutions offered by our competitors and our ability to generate revenue and product and service billings may be impaired.

Our revenue and product and service billings growth will be limited if our OEM customers are unable to continue to sell our products to large wireless operators or if we have to discount our products to support the selling efforts of our OEM customers.
Our future success depends in part on the ability of our OEM customers to sell our products to large wireless operators operating complex networks that serve large numbers of subscribers and transport high volumes of traffic. Our OEM customers operate in a highly competitive environment and may need to reduce the prices they charge for our products in order to maintain or expand their market share. We may reduce the prices we charge our OEM customers for our products in order to support their selling efforts. If our OEM customers incur shortfalls in their sales of mobile broadband solutions to their existing customers or fail to expand their customer base to include additional operators that deploy our products in large-scale networks serving significant numbers of subscribers or if we reduce the prices we charge our OEM customers for our products, our operating results will suffer.
We depend on sole sources for certain components of our products and our business would be harmed if the supply from our sole sources were disrupted.
We depend on sole sources for certain components of our products and also rely on a contract manufacturer for the production of our hardware products. We have not entered into long-term agreements with any of our suppliers. We depend on several software vendors for the operating system and other capabilities used in our EV-DO products. In addition, we purchase from Qualcomm the cell site modem chips used in any base station channel cards that we manufacture. If these cell site modem chips were to become unavailable to us or to our OEM customers, it would take us a significant period of time to develop alternative solutions and it is likely that our operating results would be significantly harmed.
The market for network infrastructure products is highly competitive and continually evolving, and if we are not able to compete effectively, we may not be able to continue to expand our business as expected and our business may suffer.
The market for network infrastructure products is highly competitive and rapidly evolving. The market is subject to changing technology trends, shifting customer needs and expectations and frequent introduction of new products. We expect competition to persist and intensify in the future as the market for network infrastructure products grows and new and existing competitors devote considerable resources to introducing and enhancing products. For our EV-DO products, we face competition from several of the world’s largest telecommunications equipment providers that provide either a directly competitive product or a product based on alternative technologies, including Alcatel-Lucent, Hitachi, Huawei, LG-Nortel and Samsung. In our sales to OEM customers, we face the competitive risk that OEMs might seek to develop internally alternative solutions to those currently purchased from us. Additionally, our OEM customers might elect to purchase technology from our competitors. For our FMC products, our competition includes several public companies, including Cisco and Ericsson, as well as several private companies. In the air-to-ground market, the competitive environment is less developed but, as the market grows, we believe the competitive pressures in this market may increase.
Our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. In addition, many of our competitors have more extensive customer relationships than we do, and, therefore, our competitors may be in a stronger position to respond quickly to new technologies and may be able to market or sell their products more effectively. Moreover, further consolidation in the communications equipment market could adversely affect our OEM customer relationships and competitive position. Our products may not continue to compete favorably. We may not be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering the markets in which we provide products. As a result, we may experience price reductions for our products, order cancellations and increased expenses. Accordingly, our business may not grow as expected and our business may suffer.
Our agreement with our largest OEM customer, Nortel Networks, provides Nortel Networks with an option to license some of our intellectual property to develop internally products competitive with the products it currently purchases from us.
Under our OEM agreement with Nortel Networks, Nortel Networks has the option to purchase from us the specification for communications among base stations, radio network controllers and network management systems. The specifications would enable Nortel Networks to develop EV-DO software to work with the base station channel card software licensed from us and deployed in the networks of its wireless operator customers. If Nortel Networks elects to exercise this option, Nortel Networks will pay us a fixed fee as well as a royalty on sales of products that incorporate this specification. The royalty rate varies with annual volume but represents a portion of the license fees we currently receive from our sales to Nortel Networks. If Nortel Networks were to exercise the option, Nortel Networks would receive the current interface specification at the time of option exercise, updated with an upgrade then under development, plus one additional upgrade subject to a development agreement within a limited time after the option exercise for an additional fee. If Nortel Networks were in the future to develop its own EV-DO software, it could, by exercising this option, enable its own software to communicate with the base station channel cards currently installed in its customers’ networks.
Because our business depends on the continued strength of the communications industry, our operating results will suffer if that industry experiences an economic downturn.
We derive most of our revenue and billings from purchases of our products by customers in the communications industry. Our future success depends upon the continued demand from wireless operators for communications equipment. The communications industry is cyclical and reactive to general economic conditions. In the recent past, worldwide economic downturns, pricing pressures, mergers and deregulation have led to consolidations and reorganizations. These downturns, pricing pressures and restructurings have caused delays and reductions in capital and operating expenditures by many wireless operators. These delays and reductions, in turn, have reduced demand for communications products such as ours. A continuation or recurrence of these industry patterns, as well as general domestic and foreign economic conditions and other factors that reduce spending by companies in the communications industry, could harm our operating results in the future.
Our ability to compete and the success of our business could be jeopardized if we are unable to protect our intellectual property adequately.
Our success depends to a degree upon the protection of our software, hardware designs and other proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality provisions in agreements with employees, contract manufacturers, consultants, customers and other third parties to protect our intellectual property rights. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. For example, if a competitor were to gain use of certain of our proprietary technology, it might be able to develop and manufacture similarly designed and equipped mobile broadband solutions at a reduced cost, which would result in a decrease in demand for our products. Furthermore, we have adopted a strategy of seeking limited patent protection both in the United States and in foreign countries with respect to the technologies used in or relating to our products. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, thereby causing great harm to our business. In addition, if we resort to legal proceedings to enforce our intellectual property rights, the proceedings could become burdensome and expensive, even if we were to prevail.
We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.
We intend to pursue acquisitions of companies or assets in order to enhance our market position or expand our product portfolio. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot be sure that they will ultimately strengthen our competitive position or that they will not be viewed negatively by customers, securities analysts or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from those businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our operating results or financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, financial condition and operating results.
Future interpretations of existing accounting standards could adversely affect our operating results.
Generally Accepted Accounting Principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the Securities and Exchange Commission and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and they could affect the reporting of transactions completed before the announcement of a change.
For example, we recognize substantially all of our revenue in accordance with AICPA Statement of Position, or SOP 97-2, Software Revenue Recognition. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements and arrangements for the sale of hardware products that contain more than an insignificant amount of software. We collaborate with our OEM customers to develop and negotiate pricing for specific features for future product releases and specified software upgrades. Because we do not sell the same products and upgrades to more than one customer, we are unable to establish fair value for these products and upgrades. As a result, under SOP 97-2, we are required to defer most of our revenue from sales to our OEM customers until we ship specified upgrades that were committed to the OEM customer at the time of sale. Future interpretations of existing accounting standards, including SOP 97-2, or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations. As a result, we may be required to change the timing of revenue recognition in future periods, which could adversely affect our operating results in current or future periods.
The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.
We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, including our President and Chief Executive Officer, Chief Technical Officer and Vice President of Marketing and Business Development. None of these officers is a party to an employment agreement with us, and any of them therefore may terminate employment with us at any time with no advance notice. The replacement of these officers likely would involve significant time and costs, and the loss of these officers may significantly delay or prevent the achievement of our business objectives.
We face intense competition for qualified individuals from numerous technology, software and manufacturing companies. For example, our competitors may be able attract and retain a more qualified engineering team by offering more competitive compensation packages. If we are unable to attract new engineers and retain our current engineers, we may not be able to develop and service our products at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and, as a result, our ability to compete effectively in the mobile broadband solutions market would decrease, our operating results would suffer and our revenues would decrease.
We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to public company compliance initiatives. If we are unable to absorb these increased costs or maintain management focus on development and sales of our product offerings and services, we may not be able to achieve our business plan.
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Stock Market, have imposed a variety of new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations will make it more difficult and expensive for us to obtain director and officer liability insurance, and we will be required to incur substantial costs to maintain the same or similar coverage.
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing with respect to our fiscal year ending December 28, 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.
The increased costs associated with operating as a public company may decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.
We anticipate that further expansion of our infrastructure and headcount will be required to achieve planned expansion of our product offerings and planned increases in our customer base. Our growth has placed, and is expected to continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.
We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which would damage our reputation and brand and substantially harm our business and results of operations.
We may need additional capital in the future, which may not be available to us, and if it is available, may dilute our existing stockholders’ ownership of our common stock.
We may need to raise additional funds through public or private debt or equity financings in order to:
•	fund ongoing operations;

•	take advantage of opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses;

•	develop new products; or

•	respond to competitive pressures.
Any additional capital raised through the sale of equity may dilute our current stockholders’ percentage ownership of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Furthermore, additional financings may not be available on terms favorable to us, or at all. A failure to obtain additional funding could prevent us from making expenditures that may be required to grow or maintain our operations.
Our ability to sell our products depends in part on the quality of our support and services offerings, and our failure to offer high quality support and services would have a material adverse effect on our sales and operating results.
Once our products are deployed within an operator’s network, the operator and our OEM customer depend on our support organization to resolve issues relating to our products. A high level of support is critical for the successful marketing and sale of our products. If we do not effectively assist operators in deploying our products, succeed in helping operators quickly resolve post-deployment issues, and provide effective ongoing support it would adversely affect our ability to sell our products. As a result, our failure to maintain high quality support and services would have a material adverse effect on our business and operating results.
Our products are highly technical and may contain undetected software or hardware errors, which could cause harm to our reputation and adversely affect our business.
Our products are highly technical and complex and are critical to the operation of many networks. Our products have contained and are expected to continue to contain one or more undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by a operator. For example, we have encountered errors in our software products that have caused operators using our products to experience a temporary loss of certain network services. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, results of operations and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims related to changes to our products made by our OEM customers. Our contracts for the sale of our products contain provisions relating to warranty disclaimers and liability limitations, which in certain cases may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.
Our international sales and operations subject us to additional risks that can adversely affect our operating results.
We have sales personnel in five countries worldwide and approximately 100 engineers in Bangalore, India. We expect to continue to add personnel in foreign countries, especially at our Bangalore, India and Cambridge, United Kingdom facilities. Our international operations subject us to a variety of risks, including:
•	the difficulty of managing and staffing foreign offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts, collecting accounts receivable and longer payment cycles, especially in emerging markets;

•	the need to localize our products and licensing programs for international customers;

•	tariffs and trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk; and

•	reduced protection for intellectual property rights in some countries.
As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. We may derive some of our future revenue from customers in foreign countries that pay for our products in the form of their local currency. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition.
Risks Relating to Ownership of Our Common Stock
The market price of our common stock may be volatile.
     Our common stock has a limited trading history. The trading prices of the securities of technology companies have been highly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our revenue as a result of our revenue recognition policy, even during periods of significant sales activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	any adverse change in our relationship with Nortel Networks;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	general perception of the future of CDMA technology;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.
     In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.
If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

     The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.
A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our IPO were freely tradable without restriction or further registration under federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Substantially all of our remaining outstanding shares will be eligible for sale pursuant to Rule 144 upon the expiration of 180-day lock-up agreements on January 15, 2008, subject to extension of the restricted period.
     The holders of approximately 45.6 million shares of common stock have rights, subject to some conditions, to require us to file registration statements under the Securities Act or to include their shares in registration statements that we may file in the future for ourselves or other stockholders. If we register their shares of common stock following the expiration of the lock-up agreements, they can sell those shares in the public market.
Our directors and management will exercise significant control over our company.
     Our directors and executive officers and their affiliates beneficially own approximately 54.1% of our outstanding common stock outstanding at July 19, 2007. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
Provisions in our certificate of incorporation, our by-laws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.
     Provisions of our certificate of incorporation, our by-laws or Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:
•	limitations on the removal of directors;

•	a classified board of directors so that not all members of our board are elected at one time;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings;

•	the ability of our board of directors to make, alter or repeal our by-laws; and

•	the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used to institute a rights plan, or a poison pill, that would work to dilute the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.
     In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
     The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that stockholders could receive a premium for their common stock in an acquisition.
We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on an investment in our common stock will depend on appreciation in the price of our common stock.
     Although we paid a cash dividend on our capital stock in April 2007, we do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, stockholders are not likely to receive any dividends on shares of common stock for the foreseeable future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          (a) Sales of Unregistered Securities
     During the quarter ended July 1, 2007, we granted stock options to purchase an aggregate of 785,777 shares of our common stock to our employees and directors under our 2000 Stock Incentive Plan at exercise prices ranging from $0.001 to $7.44 per share, and holders of options to purchase shares of our common stock acquired 206,493 shares of our common stock upon the exercise of options. On April 30, 2007, we issued an aggregate of 441,845 shares of our common stock to the shareholders of 3Way Networks Limited in connection with our acquisition of the outstanding shares of 3Way Networks Limited. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701, Regulation S or Section 4(2) of the Securities Act of 1933. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us or pursuant to disclosures that we made, to information about us.
          (b) Use of Proceeds from IPO
     In July 2007, we completed an initial public offering of common stock pursuant to a Registration Statement on Form S-1 (Registration No. 333-142210), which the SEC declared effective on July 19, 2007. Pursuant to the registration statement, we registered the offering and sale of, and sold, an aggregate of 8,300,000 shares of our common stock, at a price of $7.00 per share. The offering closed on July 25, 2007. The underwriters of the offering were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Deutsche Bank Securities Inc. and UBS Securities LLC.
     We raised a total of $58.1 million in gross proceeds from our IPO, or approximately $51.0 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.1 million and other estimated offering costs of approximately $3.1 million.
     We have invested the net proceeds of our IPO primarily money-market mutual funds and short-term corporate debt.
     None of the net proceeds of our IPO were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.
     No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

     There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus.
Item 4. Submission of Matters to a Vote of Security Holders.
     In June 2007, stockholders holding 10,290,111 of the 10,937,484 shares of the Company’s Series A Convertible Preferred Stock then outstanding, as well as 62,844,056 of the 73,406,459 shares of the Company’s common stock then outstanding on an as-converted to common stock basis, approved the following actions pursuant to a Written Consent of Stockholders in Lieu of an Annual Meeting:
•	The amendment and restatement of the Company’s Certificate of Incorporation, as amended, which, among other things, provides: (a) that the authorized capitalization of the Company shall consist of 350,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock; (b) that, upon the closing of the IPO, the Company’s board of directors shall be divided into three separate classes; (c) that, upon the closing of the IPO, stockholders may not take action by written consent and may not call a special meeting of stockholders; and (d) for an amendment of the provisions relating to the indemnification, and limitation on liability, of the officers and directors of the Company.

•	The approval of the Company’s 2007 Stock Incentive Plan, pursuant to which the Company may grant equity awards to its employees, officers, directors, consultants and advisors of up to 20,130,557 shares of common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards.

•	The removal and election of the following directors, constituting the entire board of directors:

Hassan Ahmed	Vedat M. Eyuboglu
Robert Badavas	Paul J. Ferri
Randall S. Battat	Steven Haley
Gururaj Deshpande	Sanjeev Verma
     And, subject to the effectiveness of the Company’s Amended and Restated Certificate of Incorporation, the assignment by the Company’s board of directors of each of the directors to the following classes:

Class I directors:	Vedat M. Eyuboglu
(term expiring at the	Steven Haley
2008 Annual Meeting)	Sanjeev Verma

Class II directors:	Hassan Ahmed
(term expiring at the	Gururaj Deshpande
2009 Annual Meeting)

Class III directors:	Robert Badavas
(term expiring at the	Randall S. Battat
2010 Annual Meeting)	Paul J. Ferri
•	The adoption and ratification of all actions taken and things done by the incorporators, stockholders, directors and officers of the Company, including without limitation all elections of officers and directors.
Item 6. Exhibits.

3.1	Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s current report on form 8-K filed July 25, 2007 and incorporated by reference herein).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-

14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRVANA, INC.

By: /s/ Randall S. Battat

Date: August 31, 2007	President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jeffrey D. Glidden

Jeffrey D. Glidden
Date: August 31, 2007	Vice President, Chief Financial Officer
(Principal Financial Officer)