Form 10-Q
period 2007-09-30
AIRVANA INC
filed 2007-11-08
CIK 1116435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33576

Airvana, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-3507654
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of November 7, 2007 was: 63,528,321

AIRVANA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — Financial Information
Item 1 — Condensed Consolidated Financial Statements (unaudited)
AIRVANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	December 31,	September 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$86,815	$35,019
Investments	73,308	174,992
Accounts receivable	46,072	8,221
Deferred product cost, current	34,214	1,323
Prepaid taxes	14,627	8,962
Prepaid expenses and other current assets	2,327	2,860

Total current assets	257,363	231,377

Property and equipment	14,925	17,725
Less: accumulated depreciation and amortization	9,122	10,622

	5,803	7,103

Restricted investments	193	193
Goodwill and intangible assets, net	—	12,432
Other assets	848	405

Total assets	$264,207	$251,510

Liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,988	$3,596
Accrued expenses and other current liabilities	7,841	9,968
Accrued income taxes	—	3,807
Deferred revenue, current	243,281	192,177

Total current liabilities	254,110	209,548

Deferred revenue, long-term	137	82

Other liabilities	2,218	1,898
Warrants to purchase preferred stock	490	—

Total long-term liabilities	2,845	1,980

Commitments (Note 9)	—	—
Redeemable convertible preferred stock (at liquidation value) (Note 14):
Series A redeemable convertible preferred stock, $0.01 par value: 10,937,500 shares authorized, 10,937,500 shares issued and outstanding as of December 31, 2006 and no shares authorized, issued or outstanding at September 30, 2007	16,749	—
Series B1 redeemable convertible preferred stock, $0.01 par value: 4,027,663 shares authorized, 3,994,328 shares issued and outstanding at December 31, 2006 and no shares authorized, issued or outstanding at September 30, 2007	36,274	—

Series B2 redeemable convertible preferred stock, $0.01 par value: 900,414 shares authorized, 900,414 shares issued and outstanding as of December 31, 2006 and no shares authorized, issued or outstanding at September 30, 2007	7,362	—
Series C redeemable convertible preferred stock, $0.01 par value: 25,093,051 shares authorized, 25,031,017 shares issued and outstanding as of December 31, 2006 and no shares authorized, issued or outstanding at September 30, 2007	56,150	—
Series D redeemable convertible preferred stock, $0.01 par value: 4,485,305 shares authorized, 3,288,490 shares issued and outstanding at December 31, 2006 and no shares authorized, issued or outstanding at September 30, 2007	13,507	—

Total redeemable convertible preferred stock	130,042	—
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value: no shares authorized, issued or outstanding as of December 31, 2006; 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2007	—	—
Common stock, $0.001 par value: 90,000,000 shares authorized, 13,814,535 shares issued and outstanding at December 31, 2006 and 350,000,000 shares authorized, 63,522,516 shares issued and outstanding at September 30, 2007, respectively (Note 14)	14	64
Additional paid-in capital	3,251	189,098
Accumulated deficit	(126,055)	(149,180)

Total stockholders’ (deficit) equity	(122,790)	39,982

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$264,207	$251,510

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2006	2007	2006	2007
Revenue:
Product	$—	$—	$145,835	$141,641
Service	1,513	3,645	23,139	18,529

Total revenue	1,513	3,645	168,974	160,170

Cost of revenue:
Product	37	13	39,233	33,944
Service	1,523	1,676	4,332	5,198

Total cost of revenue	1,560	1,689	43,565	39,142

Gross (loss) profit	(47)	1,956	125,409	121,028

Operating expenses:
Research and development	13,323	20,395	39,184	54,976
Selling and marketing	1,842	3,029	4,788	8,791
General and administrative	1,151	1,743	3,247	4,980
In-process research and development	—	—	—	2,340

Total operating expenses	16,316	25,167	47,219	71,087

Operating (loss) income	(16,363)	(23,211)	78,190	49,941

Interest income, net	1,573	2,514	4,638	7,101

(Loss) income before income tax (benefit) expense and cumulative effect of change in accounting principle	(14,790)	(20,697)	82,828	57,042

Income tax (benefit) expense	—	(2,478)	(10,742)	7,944

(Loss) income before cumulative effect of change in accounting principle	(14,790)	(18,219)	93,570	49,098
Cumulative effect of change in accounting principle	—	—	(330)	—

Net (loss) income	$(14,790)	$(18,219)	$93,240	$49,098

Net (loss) income per common share applicable to common stockholders:
Basic	$(1.22)	$(0.35)	$1.61	$0.80
Diluted	$(1.22)	$(0.35)	$1.44	$0.70

Weighted average common shares outstanding:
Basic	13,574	53,814	13,504	27,098
Diluted	13,574	53,814	18,736	34,238
The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2006	2007	2006	2007
Operating activities
Net (loss) income	$(14,790)	$(18,219)	$93,240	$49,098
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	555	754	1,651	2,258
Amortization of intangible assets	—	268	—	446
In-process research and development	—	—	—	2,340
Stock-based compensation	194	819	393	2,072
Deferred tax benefit	—	(960)	—	(955)
Cumulative effect of change in accounting principle	—	—	330	—
Amortization of investments	(338)	(1,436)	100	(4,023)
Amortization of leasehold incentive	(130)	(131)	(411)	(391)
Non-cash interest income	104	—	19	(103)
Changes in operating assets and liabilities:
Accounts receivable	(13,371)	8,547	(5,781)	37,851
Deferred product cost	(371)	(622)	33,073	32,891
Prepaid taxes	(36)	3,214	(11,475)	5,665
Prepaid expenses and other current assets	161	(609)	466	(338)
Accounts payable	62	987	(3,155)	302
Accrued expenses and other current liabilities	1,300	2,340	(3,195)	1,784
Accrued income taxes	—	(4,630)	—	3,807
Deferred revenue	28,260	27,171	(101,262)	(51,329)

Net cash provided by operating activities	1,600	17,493	3,993	81,375

Investing activities
Purchases of property and equipment	(475)	(812)	(1,914)	(3,071)
Restricted investments	—	—	100	—
Purchase of 3-Way Networks, net of cash acquired	—	—	—	(10,907)
Purchases of investments	(72,987)	(134,385)	(123,208)	(298,195)
Maturities of investments	55,620	76,940	122,550	200,534
Other assets	(4)	(30)	(2)	(117)

Net cash used in investing activities	(17,846)	(58,287)	(2,474)	(111,756)

Financing activities
Payments on long-term debt	—	(514)	—	(567)
Proceeds from initial public offering, net of offering costs	—	53,089	—	51,380
Proceeds from leasehold incentive	—	—	789	—
Proceeds from sale of Series D redeemable convertible preferred stock	—	—	1,000	—
Payments of cash dividend	—	—	—	(72,707)
Purchase of treasury stock	—	—	—	(96)
Proceeds from exercise of stock options	50	56	218	558

Net cash provided by (used in) financing activities	50	52,631	2,007	(21,432)
Effect of exchange rate changes on cash and cash equivalents	—	(35)	16	17

Net (decrease) increase in cash and cash equivalents	(16,196)	11,802	3,542	(51,796)
Cash and cash equivalents at beginning of period	39,611	23,217	19,873	86,815

Cash and cash equivalents at end of period	$23,415	$35,019	$23,415	$35,019

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$56	$45	$4,034	$100
Supplemental Disclosure of Noncash Activities
Accretion of dividends on redeemable convertible preferred stock	$1,834	$363	$5,495	$4,032
Retirement of property and equipment	$—	$—	$113	$—
The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except share and per share amounts)
1. Operations
Business Description
     Airvana, Inc. (the “Company”) is a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. The Company’s software and hardware products are based on Internet Protocol (“IP”) technology and enable wireless networks to deliver broadband-quality multimedia services to mobile phones, laptop computers and other mobile devices. These services include Internet access, e-mail, music downloads, video, IP-TV, gaming, push-to-talk and voice-over-IP. The Company has offices in Chelmsford, Massachusetts; Dallas, Texas; Bangalore, India; Cambridge, United Kingdom; Madrid, Spain; Beijing, China; Seoul, Korea; and Tokyo, Japan.
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
Unaudited Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Prospectus, and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 30, 2007, results of operations for the three months ended October 1, 2006 and September 30, 2007 and the nine months ended October 1, 2006 and September 30, 2007, and cash flows for the three and nine month periods ended October 1, 2006 and September 30, 2007. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
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
Fiscal Year
     The Company’s fiscal year ends on the Sunday nearest to December 31. The Company’s fiscal quarters end on the Sunday that falls closest to the last day of the third calendar month of the quarter.
Cash and Cash Equivalents
     Cash equivalents consist of highly liquid instruments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value.
Investments
     The Company determines the appropriate categorization of investments in debt securities at the time of purchase. As of December 31, 2006 and September 30, 2007, the Company’s investments are categorized as held-to-maturity and are presented at their amortized cost, which approximates market value. The short-term or long-term classification of debt securities at each balance sheet date is based on the remaining period to maturity.
Revenue Recognition
     The Company derives revenue from the licensing of software products and software upgrades; the sale of hardware products, maintenance and support services; and the sale of professional services, including training. The Company’s products incorporate software that is more than incidental to the related hardware. Accordingly, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”), No. 97-2, Software Revenue Recognition.
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
     This business practice is common in the telecommunications equipment industry and is necessitated by the long planning cycles associated with wireless network deployments coupled with rapid changes in technology. Large and complex wireless networks support tens of millions of subscribers and it is critical that any changes or upgrades be planned well in advance to ensure that there are no service disruptions. The evolution of the Company’s infrastructure technology therefore must be planned, implemented and integrated with the wireless operator’s plans for deploying new applications and services and any equipment or technology provided by other vendors.

     Given the nature of the Company’s business, the majority of its sales are generated through multiple-element arrangements comprised of a combination of product, maintenance and support services and, importantly, specified product upgrades. The Company has established a business practice of negotiating with OEMs the pricing for future purchases of new product releases and specified software upgrades. The Company expects that it will release one or more optional specified upgrades annually. To determine whether these optional future purchases are elements of current purchase transactions, the Company assesses whether such new products or specified upgrades will be offered to the OEM customer at a price that represents a significant and incremental discount to current purchases. Because the Company sells uniquely configured products through each OEM customer, it does not maintain a list price for its products and specified software upgrades. Additionally, as it does not sell these products and upgrades to more than one customer, the Company is unable to establish VSOE of fair value for these products and upgrades. Consequently, the Company is unable to determine if the license fees it charges for the optional specified upgrades include a significant and incremental discount. As such, the Company defers all revenue related to current product sales, software-only license fees, maintenance and support services and professional services until all specified upgrades committed at the time of shipment have been delivered. For example, the Company recognizes deferred revenue from sales to an OEM customer only when it delivers a specified upgrade that it had previously committed. However, when it commits to an additional upgrade before it has delivered a previously committed upgrade, the Company defers all revenue from product sales after the date of such commitment until it delivers the additional upgrade. Any revenue that the Company had deferred prior to the additional commitment is recognized after the previously committed upgrade is delivered.
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
     When VSOE of fair value for maintenance and support services exists, the Company allocates a portion of the initial product revenue to the maintenance and support services provided during the warranty period based on the fees the Company charges for annual support and maintenance when sold separately. This revenue is also deferred with the associated product revenue until such time as all outstanding specified software upgrades at the time of shipment are delivered, at which time the earned support and maintenance revenue is recognized and the unearned support and maintenance revenue is recognized over the remainder the applicable warranty period.
     When VSOE of fair value for maintenance and support services does not exist, revenue is deferred and recognized ratably over the warranty period. If there are outstanding specified upgrades at the time of shipment, revenue is deferred until such time as all upgrades are delivered. At the time of the delivery of the specified upgrade, the Company will recognize the earned product, support and maintenance revenue, and the unearned product, support and maintenance revenue will be recognized over the remainder of the applicable maintenance period. In connection with an amendment to the Company’s OEM arrangement with Nortel dated September 28, 2007, the Company can no longer assert VSOE of fair value for maintenance and support services to Nortel. This is not expected to have a material impact on Company’s results of operations in fiscal 2007.

     For maintenance and service renewals, the Company recognizes revenue for such services ratably over the service period as services are delivered.
     The Company provides professional services for deployment optimization, network engineering and radio frequency deployment planning, and provides training for network planners and engineers. The Company generally recognizes revenue for these services as the services are performed as it has deemed such services not essential to the functionality of its products. The Company has successfully resolved all product defects to date and has not issued any refunds on products sold. As such, no provisions have been recorded against revenue or related receivables for potential refunds.
Segment and Geographic Information
     Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision making group, as defined under SFAS No. 131, consists of the Company’s chief executive officer, chief financial officer and executive vice presidents. The Company views its operations and manages its business as one operating segment.
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award, which is generally four to five years, and the Company has elected to use the Black-Scholes option pricing model to determine fair value. SFAS No. 123(R) eliminated the alternative of applying the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25 to stock compensation awards. The Company adopted the provisions of SFAS No. 123(R) on the first day of fiscal 2006 using the prospective-transition method. As such, the Company will continue to apply APB No. 25 in future periods to equity awards granted prior to the adoption of SFAS No. 123(R).
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
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of “Statement of Financial Accounting Standards No. 109”, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits.

3. Investments
     In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment securities as held-to-maturity. These securities are reported at amortized cost, which approximates fair market value.
     The amortized cost and estimated fair value of the Company’s investment securities are as follows:

	December 31, 2006		September 30, 2007
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Corporate debt securities	$61,007	$61,018	$148,853	$149,397
Asset-backed securities	12,301	12,302	26,139	26,156

	$73,308	$73,320	$174,992	$175,553

     All held-to-maturity investment securities mature in less than one year as of December 31, 2006 and September 30, 2007.
4. Income Taxes
     For the nine months ended September 30, 2007, the Company’s effective tax rate, inclusive of discrete items, was 13.9% compared to a benefit of 13.0% for the nine months ended October 1, 2006. The increase in the effective tax rate from the previous period relates principally to the projection of taxable income for the year offset partially by the release of valuation allowances against deferred tax assets. The effect of discrete items on the estimated annual effective tax rate for the nine months ended September 30, 2007 was 4.58%.
     During the second and third quarters, discrete income tax expenses in the amounts of $1,984 and $702, respectively, were recorded adjusting income tax receivable amounts related to anticipated tax refund claims to be filed during the year and the write-off of in-process research and development costs associated with the Company’s acquisition of 3Way Networks Limited (“3Way Networks”). A discrete tax benefit in the amount of $76 was recorded in the third quarter related to the tax effect of recently enacted changes in the United Kingdom’s future tax rate on the valuation of deferred tax assets and liabilities.
     The Company recognizes future tax benefits or expenses attributable to its taxable temporary differences and net operating loss carry forwards. Recognition of deferred tax assets is subject to the Company’s determination that realization is more likely than not. Based on taxable income projections, the Company believes that the recorded deferred tax assets will be realized.
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, on January 1, 2007. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At January 1, 2007, the Company did not have any unrecognized tax benefits. At September 30, 2007, the Company had $1,598 of unrecognized tax benefits, the benefit of which, if recognized, would reduce the Company’s effective tax rate.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007 and September 30, 2007, the Company did not have any recorded interest or penalties related to unrecognized tax benefits.
     The Company and its subsidiaries file income tax returns in the U.S. federal tax jurisdiction as well as in various state and foreign jurisdictions. The tax years 2000 through 2007 remain open to examination by the major taxing jurisdictions for which the Company is subject to income tax.

5. Property and Equipment
     Property and equipment are recorded at cost. The Company provides for depreciation by charges to operations on a straight-line basis in amounts estimated to allocate the cost of the assets over their estimated useful lives. Depreciation expense was $555 and $754 for the three months ended October 1, 2006 and September 30, 2007, respectively, and $1,651 and $2,258 for the nine months ended October 1, 2006 and September 30, 2007, respectively. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consist of the following:

		December 31,	September 30,
	Estimated Useful Life	2006	2007

Computer equipment and purchased software	1.5 - 3 years	$4,972	$5,281
Test and lab equipment	3 years	3,883	5,102
Leasehold improvements	Shorter of life of lease or 5 years	5,600	6,486
Office furniture and equipment	3 - 5 years	470	856

Total property and equipment		14,925	17,725
Less: Accumulated depreciation and amortization		(9,122)	(10,622)

		$5,803	$7,103

     In connection with a lease incentive arrangement entered into as part of the Company’s new headquarters lease, the Company received reimbursements of approximately $2,800 and $790 for leasehold improvements capitalized in the years ended January 1, 2006 and December 31, 2006, respectively. As a result of this arrangement, the Company recorded a lease incentive obligation for the reimbursed amount, and is amortizing that obligation as a reduction to rent expense over the term of the lease. As of December 31, 2006 and September 30, 2007, the unamortized amount was $2,740 and $2,349, respectively. During the three months ended October 1, 2006 and September 30, 2007, the Company amortized the lease incentive obligation by approximately $130 and $131, respectively. During the nine months ended October 1, 2006 and September 30, 2007, the Company amortized the lease incentive obligation by approximately $411 and $391, respectively. The remaining lease incentive amounts are classified either as components of other accrued expenses or other long-term liabilities based on the future timing of amortization against rent expense.
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
     Nortel accounted for 99% and 98% of accounts receivable at December 31, 2006 and September 30, 2007, respectively. Nortel accounted for 92%, 99%, 95%, and 100% of revenue for the three months ended October 1, 2006, three months ended September 30, 2007, nine months ended October 1, 2006 and nine months ended September 30, 2007, respectively. The Company has made an assessment that all of its accounts receivable are collectible and, therefore, has not provided any reserve for doubtful accounts as of December 31, 2006 and September 30, 2007.
7. Common Stock
Stock Option Plans
     As of December 31, 2006, the Company had one stock-based employee compensation plan, the Company’s 2000 Stock Incentive Plan (the “2000 Plan”). Under the 2000 Plan, the Company’s Board of Directors (the “Board”) may grant incentive stock options (“ISOs”) and nonstatutory stock options (“NSOs”) to officers, employees, directors, consultants and advisors of the Company. ISOs may be granted only to employees and NSOs may be granted to officers, employees, directors, consultants and advisors of the Company. The Board determines the option price for all stock options, which generally expire ten years from the date of grant.
     In June 2007, the Company’s stockholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant ISOs, NSOs, restricted stock awards and other stock-based awards. The number of shares of common stock that may be issued under the 2007 Plan equals the sum of 11,252,813 shares of common stock, any shares of common stock reserved for issuance under the

2000 Plan that remained available for issuance under the 2000 Plan immediately prior to the closing of the IPO and any shares of common stock subject to awards under the 2000 Plan which awards expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised; provided, however, that the maximum number of shares of common stock that may initially be issued under the 2007 Plan cannot exceed 20,130,557, including the number of shares that rolled over upon expiration of the 2000 Plan.
     As there was no public market for the Company’s common stock prior to July 19, 2007, the date of the Company’s IPO, the Company determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the three months ended October 1, 2006 and September 30, 2007 was 89% and 78%, respectively. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The expected life of options granted during the three months ended October 1, 2006 and September 30, 2007 was 6.5 years and 6.25 years, respectively. For the three months ended October 1, 2006 and September 30, 2007, the weighted-average risk free interest rate used was 4.95% and 4.93%, respectively. The risk-free interest rate is based on a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although the Company paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as it does not currently anticipate paying cash dividends on its shares of common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 3.0% for the three months ended October 1, 2006 and September 30, 2007 in determining the expense recorded in its consolidated statement of operations. This rate was derived by review of the Company’s historical forfeitures since 2000.
     Stock option and restricted stock activity under the 2000 Plan for the nine months ended September 30, 2007 is summarized as follows:

		Weighted	Average		Average
		Average	Remaining		Fair
	Number of	Exercise Price	Contractual	Aggregate	Value
	Shares	per Share	Term in Years	Intrinsic Value	Per Share
Outstanding at December 31, 2006	10,007,812	$2.05	7.67	$55,641

Granted	3,806,711	3.30			$6.15

Exercised	(386,389)	1.45		$2,012

Cancelled	(408,855)	2.94

Outstanding at September 30, 2007	13,019,279	2.06	7.21	$51,895

Exercisable at September 30, 2007	6,417,855	1.23	6.13	$30,916

Options outstanding at September 30, 2007 expected to vest	12,628,701	$2.06	7.21	$50,338

     For the three months ended October 1, 2006 and September 30, 2007, the Company recorded expense of $194 and $819, respectively, in connection with share-based awards. For the nine months ended October 1, 2006 and September 30, 2007, the Company recorded expense of $393 and $2,072, respectively, in connection with share based awards. As of December 31, 2006, a future expense for non-vested stock options of $8,000 was expected to be recognized over a weighted-average period of 4.6 years. The adoption of SFAS No. 123(R) had no effect on cash flow for any period presented.
     The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants for the three and nine months ended October 1, 2006 and September 30, 2007, which were allocated as follows:

	Three Months		Nine Months
	Ended		Ended
	October 1,	September 30,	October 1,	September 30,
	2006	2007	2006	2007
Cost of service revenue	$15	$45	$22	$122
Research and development	129	506	187	1,250
Selling and marketing	30	185	42	501
General and administrative	20	83	142	199

Total stock-based compensation	$194	$819	$393	$2,072

8. Net Income Per Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by Emerging Issues Task Force (“EITF”) Issue No. 03-6, which clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings per share should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its convertible preferred stock represented a participating security and therefore has adopted the provisions of EITF Issue No. 03-6 retroactively for all periods presented.
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
     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months		Nine Months
	Ended		Ended
	October 1,	September 30,	October 1,	September 30,
	2006	2007	2006	2007
Numerator:
Income before cumulative effect of change in accounting principle	$(14,790)	$(18,219)	$93,570	$49,098
Cumulative effect of change in accounting principle	—	—	(330)	—

Net (loss) income	$(14,790)	$(18,219)	$93,240	$49,098

Allocation of net (loss) income:
Basic:
Accretion of redeemable preferred stock	$1,834	$363	$5,496	$4,032
Dividend allocated to preferred stockholders	—	—	—	23,434
Undistributed net income allocated to preferred stockholders	—	—	66,056	—

Net income applicable to preferred stockholders	1,834	363	71,552	27,466
Net (loss) income applicable to common stockholders before cumulative effect of change in accounting principle	(16,624)	(18,582)	22,019	21,632
Cumulative effect of change in accounting principle	—	—	(330)	—

Net (loss) income applicable to common stockholders	(16,624)	(18,582)	21,689	21,632

Net (loss) income	$(14,790)	$(18,219)	$93,240	$49,098

Diluted:
Accretion of redeemable preferred stock	$1,834	$363	$5,496	$4,032
Dividend allocated to preferred stockholders	—	—	—	$21,181
Undistributed net income allocated to preferred stockholders	—	—	60,771	—

Net income applicable to preferred stockholders	1,834	363	66,267	25,213
Net (loss) income applicable to common stockholders before cumulative effect of change in accounting principle	(16,624)	(18,582)	27,303	23,885
Cumulative effect of change in accounting principle	—	—	(330)	—

Net (loss) income applicable to common stockholders	(16,624)	(18,582)	26,973	23,885

Net (loss) income	$(14,790)	$(18,219)	$93,240	$49,098

Denominator:
Basic weighted average shares	13,574	53,814	13,504	27,098
Dilutive effect of common stock equivalents	—	—	5,232	7,140

Diluted weighted average shares	13,574	53,814	18,736	34,238
Calculation of net income per share:
Basic:
Net (loss) income applicable to common stockholders	$(16,624)	$(18,582)	$21,689	$21,632
Weighted average shares of common stock outstanding	13,574	53,814	13,504	27,098
Net income per share	$(1.22)	$(0.35)	$1.61	$0.80

Diluted:
Net (loss) income applicable to common stockholders	$(16,624)	$(18,582)	$26,973	$23,885
Weighted average shares of common stock outstanding	13,574	53,814	18,736	34,238
Net income per share	$(1.22)	$(0.35)	$1.44	$0.70

Cumulative effect of change in accounting principle
Basic	$—	$—	$0.02	$—

Diluted	$—	$—	$0.02	$—

9. Lease Commitments
     The Company conducts its operations in leased facilities, and rent expense charged to operations for the three months ended October 1, 2006 and September 30, 2007 was $189 and $401, respectively. Rent expense for the nine months ended October 1, 2006 and September 30, 2007 was $529 and $915, respectively.
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
     Future minimum commitments as of September 30, 2007, under all of the Company’s leases, are as follows:

Fiscal year:
Remainder of 2007	$383
2008	1,351
2009	1,349
2010	1,386
2011	1,393
Thereafter	279

$6,141

10. Deferred Revenue and Deferred Product Cost
     Under the Company’s revenue recognition policy, as described above in Note 2 “Summary of Significant Accounting Policies,” the Company recognizes revenue from sales to an OEM customer only when it delivers a specified upgrade that it has previously committed. When the Company commits to an additional upgrade before it has delivered a previously committed upgrade, it defers all revenue from product sales after the date of such commitment until it delivers the additional upgrade.
     The Company’s product revenue in fiscal 2006 of $145.8 million consisted primarily of software license fees and hardware shipments to its primary OEM customer from fiscal 2002 through the first quarter of fiscal 2005, which is when it made an additional commitment for a specified future software upgrade. The Company refers to that software upgrade as its April 2005 specified upgrade. The Company delivered the April 2005 specified upgrade in April 2007, and therefore recognized in the second quarter of fiscal 2007 the $156.5 million of revenue deferred from the second quarter of fiscal 2005, which is when it committed to the April 2005 specified upgrade, to the third quarter of fiscal 2006, which is when it committed to a subsequent specified upgrade. The Company refers to that subsequent specified upgrade as its September 2006 specified upgrade. In June 2007, the Company made an additional commitment to a specified upgrade, which it refers to as its June 2007 specified upgrade.
     Deferred revenue and deferred product cost at September 30, 2007 (unaudited) consists of the following:

	Current	Long-Term	Total
Deferred revenue related to April 2005 specified upgrade	$328	$—	$328
Deferred revenue related to September 2006 specified upgrade	146,887	—	146,887
Deferred revenue related to June 2007 specified upgrade	44,195	—	44,195
Other deferred revenue	767	82	849

Total deferred revenue	$192,177	$82	$192,259

Deferred product cost related to September 2006 specified upgrade	$681	$—	$681
Deferred product cost related to June 2007 specified upgrade	642	—	642

Total deferred product cost	$1,323	$—	$1,323

     Deferred revenue and deferred product cost at December 31, 2006 consists of the following:

	Current	Long-Term	Total
Deferred revenue related to April 2005 specified upgrade	$156,899	$—	$156,899
Deferred revenue related to September 2006 specified upgrade	85,820	—	85,820
Other deferred revenue	562	137	699

Total deferred revenue	$243,281	$137	$243,418

Deferred product cost related to April 2005 specified upgrade	$33,849	$—	$33,849
Deferred product cost related to September 2006 specified upgrade	365	—	365

Total deferred product cost	$34,214	$—	$34,214

11. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	December 31,	September 30,
	2006	2007
Payroll and related accruals	$5,301	$6,243
Accrued rent expense	569	593
Accrued legal fees	591	45
Other accruals	1,380	3,087

	$7,841	$9,968

12. Acquisition
     On April 30, 2007, the Company acquired 3Way Networks, a United Kingdom-based provider of personal base stations and solutions for the Universal Mobile Telecommunications System (“UMTS”) market, for an aggregate purchase price of approximately $11,000 in cash and 441,845 shares of the Company’s common stock. This acquisition furthered the Company’s strategy to address the UMTS market and to deliver fixed-mobile convergence and in-building mobile broadband solutions.
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

     Management used various valuation methods to determine the fair value of the acquired assets of 3Way Networks. To value the developed technology and customer relationship intangible assets, an income approach was used, specifically the relief-from-royalty method and the excess earning method, respectively. For the developed technology intangible asset, expenses and income taxes were deducted from estimated revenues attributable to the developed technologies. For the customer relationship intangible asset, expenses and income taxes were deducted from estimated revenues attributable to the existing customers. The projected net cash flows for each were then tax affected using an effective rate of 40% and then discounted using a discount rate of 34% for the developed technology intangible asset and 39% for the customer relationship intangible asset to determine the value of the intangible assets, respectively. To value the non-compete agreements an income approach was used, specifically the “with or without” model. Management then projected net cash flows for the Company with and without the non-compete agreements in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreements in place was calculated, based on a discount rate of 39%. In-process research and development was determined by discounting forecasted cash flows directly related to the products expecting to result from the research and development, net of returns on contributory assets including fixed assets, and the acquired workforce and applying a discount rate of 42%.
     Results of operations for 3Way Networks have been included in the Company’s results of operations since the acquisition date of April 30, 2007.
Pro Forma Results of Operations
     The following pro forma results of operations for the three and nine months ended October 1, 2006 and September 30, 2007 have been prepared as though the acquisitions of 3Way Networks had occurred as of January 2, 2006. This pro forma financial information is not indicative of the results of operations that may occur in the future.

	Three Months		Nine Months
	Ended		Ended
	October 1,	September 30,	October 1,	September 30,
	2006	2007	2006	2007
Pro forma revenues	$1,822	$3,645	$169,974	$160,629
Pro forma net (loss) income	$(14,734)	$(18,219)	$93,418	$49,629
Pro forma (loss) earnings per share	$(1.22)	$(0.35)	$1.61	$0.81
13. Special Cash Dividend
     On March 8, 2007, the Company declared a special cash dividend of $1.333 per common stock equivalent payable on April 5, 2007 to stockholders of record on March 28, 2007. The payment to holders of common stock and redeemable convertible preferred stock in April 2007 was $72,707. In conjunction with this dividend and as required by the Company’s stock incentive plan, all vested and unvested options outstanding were adjusted by multiplying the exercise price by 0.8113 and the number of shares of common stock issuable upon exercise of the option by 1.2326. As the fair value of the modified stock option grants was the same as the fair value of the original option grants immediately before the modification, no incremental compensation cost will be recognized as a result of this special cash dividend. The option information in Note 7 reflects these adjustments to the outstanding awards. The Company has not declared or paid any other cash dividends on its capital stock.
14. Reverse Stock Split
     On May 22, 2007, the Board approved, and on June 18, 2007, the stockholders of the Company approved, a 1-for-1.333 reverse stock split of the Company’s common stock, which was effective on June 29, 2007. All share data shown in the accompanying condensed consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.
15. Related Party Transactions
     In 2004, the Company entered into an agreement with Qualcomm Incorporated under which it licenses software for use in the development of infrastructure equipment. The Company also entered into a supply and distribution agreement with Qualcomm relating to its ipBTS products. The Company paid Qualcomm approximately $658 in the first three quarters of fiscal 2007 in upfront license payments, royalties and component purchases under its license and supply agreements with Qualcomm. In the first three quarters of fiscal 2007, Qualcomm paid the Company $189 for prototype purchases. Amounts due to Qualcomm of $201 and $455 were included in accrued expenses and other current liabilities as of December 31, 2006 and September 30, 2007, respectively. As of September 30, 2007, Qualcomm owned approximately 9.2% of the Company’s common stock.

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
Overview
     We are a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. Our software and hardware products, which are based on Internet Protocol, or IP, technology, enable wireless networks to deliver broadband-quality multimedia services to mobile phones, laptop computers and other mobile devices. These services include Internet access, e-mail, music downloads, video, IP-TV, gaming, push-to-talk and voice-over-IP.
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
     We are also developing new products to expand our business. Our fixed-mobile convergence, or FMC, products will enable operators to take advantage of wireline broadband connections that already exist in most offices and homes to deliver wireless services through a combination of mobile and Wi-Fi networks. Our FMC products under development include versions to support CDMA, UMTS and WiMAX networks. Our FMC products are an important component of our growth and diversification strategy. We do not expect meaningful sales from FMC products until fiscal 2008. We also utilize our mobile broadband technology and products in specialized market segments that need their own mobile networks.
     We were founded in March 2000 and sold our first product in the second quarter of fiscal 2002. Our growth has been driven primarily by sales through our OEM customers to wireless operators already using our EV-DO products as they increase the capacity and geographic coverage of their networks, and by an increase in the number of wireless operators that decide to deploy our EV-DO products on their networks. We have sold over 40,000 channel card licenses for use by over 60 operators worldwide. In fiscal 2006, sales to Nortel Networks accounted for 95% of our revenue and 94% of our product and service billings. During the nine month period ended September 30, 2007, Nortel Networks accounted for 100% of our revenue and 100% of our product and service billings.

     In April 2007, we acquired 3Way Networks, a United Kingdom-based provider of personal base stations and solutions for UMTS networks, for an aggregate purchase price of approximately $11.0 million in cash and 441,845 shares of common stock. The acquisition furthers our strategy to address the UMTS market and to deliver FMC and in-building mobile broadband solutions.
     In July 2007, we completed our IPO of common stock in which we sold and issued 8.3 million shares of our common stock at an issue price of $7.00 per share. We raised a total of $58.1 million in gross proceeds from the IPO, or $50.8 million in net proceeds after deducting underwriting discounts and commissions of $4.1 million and other offering costs of approximately $3.2 million.
     In September 2007, we entered into an agreement with Nortel Networks amending certain provisions of the Development and Purchase and Sale Agreement for CDMA High Data Rate (1xEV-DO) Products, dated as of October 1, 2001 between us and Nortel Networks. We agreed to pricing for our products and services, including pricing for our subsequent 1xEV-DO software products and upgrades that are under development based upon mutually agreed specifications. We expect to release such subsequent software products in 2008.
     In September 2007, we entered into an agreement with Nokia Siemens Networks, or Nokia, to certify interoperability of Airvana’s UMTS home base station femtocell product with Nokia’s femto gateway product. We and Nokia plan to provide a joint solution to operators, and cooperate in joint marketing, sales and support programs.
     In October 2006, we entered into an agreement to develop a certain EV-DO product for Alcatel Lucent. Based upon a recent reassessment of the commercial opportunity for this product, we have mutually agreed with Alcatel Lucent to stop funding this project.
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
     As a result, we defer all revenue from sales to OEMs until all elements without VSOE of fair value have been delivered. This deferral is required because there is no basis to allocate revenue between the delivered and undelivered elements of the arrangement without VSOE of fair value. The revenue deferral is necessary even though (1) our specified software upgrades are not essential to the standalone functionality of any product currently deployed, (2) the purchase of our upgrades are based on separate decisions by our OEM customers and generally require separate payment at the time of delivery and (3) there is no refund liability for payments received on any previously shipped and installed product in the event we are not able to deliver the specified upgrade.
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
     In the same way as shown in this example, we record most of our revenue in periods during which we deliver specified upgrades. When we have such revenue recognition events, we recognize revenue from sales invoiced during multiple prior periods. As a result, we believe that our revenue, taken in isolation, provides limited insight into the performance of our business. We evaluate our performance by also assessing: product and service billings, which reflects our sales activity in a period; cost related to product and service billings, which reflects the cost associated with our product and service billings; deferred revenue at the end of the period, which reflects the cumulative billings that we were unable to recognize under our revenue recognition policy; deferred product cost at the end of a period, which reflects the cumulative costs that we were unable to recognize under our revenue recognition policy associated with our deferred product revenue; and cash flow from operating activities. We expect this pattern of commitments and delivery of future specified upgrades and the resulting impact on the timing of revenue recognition to continue with respect to our OEM business. As we introduce new products, the variability of the total revenue recognized in any fiscal period may moderate as sales of these new products grow as a percentage of our overall business.
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
     Under our revenue recognition policy, as described above, we recognize revenue from sales to an OEM customer only when we deliver a specified upgrade that we have previously committed. When we commit to an additional upgrade before we have delivered a previously committed upgrade, we defer all revenue from product sales after the date of such commitment until we deliver the additional upgrade.
     Our product revenue in fiscal 2006 consisted primarily of software license fees and hardware shipments to our primary OEM customer from fiscal 2002 through the first quarter of fiscal 2005, which is when we made an additional commitment for a specified future software upgrade. We refer to that software upgrade as our April 2005 specified upgrade. In April 2007, we delivered our April 2005 specified upgrade. As a result, we recognized product revenue of $141.6 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from April 2005 through September 2006, which is when we made another commitment for a specified future software upgrade. We refer to that software upgrade as our September 2006 specified upgrade. In June 2007, we made an additional commitment to a specified upgrade, which we refer to as the June 2007 specified upgrade. As of September 30, 2007, there were two specified software upgrades that we had not yet delivered, the September 2006 specified upgrade that we expect to deliver in the fourth quarter of fiscal 2007 and the June 2007 specified upgrade that we expect to deliver in fiscal 2008.
     Service Revenue. Our service revenue is derived from support and maintenance services for our EV-DO products and other professional services, including training. Our support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in our software. Our annual support and maintenance fees are based on a fixed dollar amount associated with, or a percentage of the initial sales price for, the applicable hardware and software products. Included in the price for the product, we provide maintenance and support during our product warranty period, which is two years for our base station channel cards and one year for our software products. When VSOE of fair value for maintenance and support services exists, we allocate a portion of the initial product revenue to the maintenance and support services provided during the warranty period based on the fees we charge for annual support and maintenance and the length of the warranty period. This revenue is also deferred with the associated product revenue until such time as all outstanding specified future software upgrades at the time of shipment or sale are delivered, at which time a pro rata portion of the revenue is recognized over the remainder the applicable warranty period.
     When VSOE of fair value for maintenance and support services does not exist, revenue is deferred and recognized ratably over the warranty period. If there are outstanding specified upgrades at the time of shipment, revenue is deferred until such time as all upgrades are delivered. At the time of the delivery of the specified upgrade, we will recognize the earned product, support and maintenance revenue and the unearned product, support and maintenance revenue will be recognized over the remainder of the applicable maintenance period. In connection with an amendment to our OEM arrangement with Nortel dated September 28, 2007, we can no longer assert VSOE of fair value for maintenance and support services to Nortel. This is not expected to have a material impact on our results of operations in fiscal 2007.
     Our support and maintenance arrangements for our EV-DO products are typically renewable for one-year periods. We invoice our support and maintenance fees in advance of the applicable maintenance period, and we recognize revenue from maintenance and support services ratably over the term of the applicable maintenance and support period as services are delivered.
     We also offer professional services such as deployment optimization, network engineering and radio frequency deployment planning, and provide training for network planners and engineers. We generally recognize revenue for these services as the services are performed.
     We anticipate that service revenue will decrease during fiscal 2007 when compared to fiscal 2006 due in part to our completion of a professional services contract in fiscal 2006 for a direct customer, for which we recognized $8.0 million in service revenue in fiscal 2006.
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
     Our product and service billings were $30.8 million and $108.8 million in the three and nine month periods ending September 30, 2007, respectively. Product and service billings to Nortel Networks were 100% of billings in the three and nine month periods ending September 30, 2007. During the third fiscal quarter, we recognized service revenue of $3.6 million primarily as a result of maintenance renewals and had a deferred revenue balance of $192.3 million as of September 30, 2007.

     The following table reconciles revenue to product and service billings:

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Revenue	$1,513	$3,645	$168,974	$160,170
Less: deferred revenue acquired	—	—	—	(171)
Deferred revenue, at end of period	171,862	192,259	171,862	192,259
Less: deferred revenue, at beginning of period	(143,602)	(165,088)	(273,124)	(243,418)

Product and service billings	$29,773	$30,816	$67,712	$108,840

Deferred Revenue
     Product and service billings for invoiced shipments and software license fees, and related maintenance services for which revenue is not recognized in the current period are recorded as deferred revenue. Deferred revenue increases each fiscal period by the amount of product and service billings that are deferred in the period and decreases by the amount of revenue recognized in the period. We classify deferred revenue that we expect to recognize during the next twelve months as current deferred revenue on our balance sheet and the remainder as long-term deferred revenue. As of September 30, 2007, $192.2 million of deferred revenue is included in current liabilities and $0.1 million of deferred revenue is included in long-term liabilities.
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
     Cost Related to Product and Service Billings
     Cost related to product and service billings, which is a non-GAAP measure, includes the cost of products delivered and invoiced to our customers, the cost directly attributable to the sale of software-only products by our OEM partners and the cost of services in the current period. Cost related to product billings is recorded as deferred product cost until such time as the related deferred revenue is recognized as revenue upon the delivery of specified software upgrades. At the time of revenue recognition, we expense the related deferred product cost in our income statement as cost of revenue.

Deferred Product Cost
     Cost related to product billings for invoiced shipments and software-only license fees for which revenue is not recognized in the current period is recorded as deferred product cost. Deferred product cost increases each fiscal period by the amount of product cost associated with product billings that are deferred in the period and decreases by the amount of product cost associated with revenue recognized in the period. We classify deferred product cost that we expect to recognize during the next twelve months as current deferred product cost on our balance sheet and the remainder as long term deferred product cost. All $1.3 million of deferred product cost at September 30, 2007 is included in current assets.
Gross Margin
     Our gross margin varies from period to period according to the mix of revenue from hardware products, software products and services revenue. Our gross margin in the third quarter of fiscal 2007 of 54% represents revenue from maintenance and support renewals less related service costs. Our gross margin for the nine months ended September 30, 2007 represents an accumulation of revenue less related product cost associated with OEM product shipments and software license fees from the second quarter of fiscal 2005 through the third quarter of fiscal 2006. We expect our gross margin percentage for fiscal 2007 to be greater than it was in fiscal 2006 due to the discontinuation of sales of hardware products through our OEM relationship with Nortel Networks beginning in the third quarter of fiscal 2006.
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
     We expense all research and development cost as it is incurred. Our research and development is performed by our engineering personnel in the United States, India and the United Kingdom. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position and the development of new products for new markets. Accordingly, research and development expense has increased in amount and as a percentage of product and service billings in fiscal 2007.
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
     General and administrative expense has increased in amount and as a percentage of product and service billings in 2007 and we expect this trend to continue in 2008 as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly-traded company, including additional audit and legal fees, costs of compliance with the Sarbanes-Oxley Act of 2002, disclosure obligations and other regulations, investor relations expense and insurance premiums.
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
     Based on current stock option grants, we expect to recognize a future expense for non-vested options of $13.0 million over a weighted-average period of 4.2 years as of September 30, 2007. We expect stock-based compensation expense will increase for the foreseeable future as we expect to continue to grant stock-based incentives to our employees.
Interest Income, Net
     Interest income, net, primarily relates to interest earned on our cash, cash equivalents and investments. In the first three quarters of fiscal 2007, interest income was partially offset by interest expense from our outstanding debt and non-cash interest expense relating to our preferred stock warrants.
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
Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31. Our fiscal quarters end on the Sunday that falls closest to the last day of the third calendar month of the quarter.

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
     Our significant accounting policies are described in Note 2 of the Notes to Financial Statements in our prospectus filed with the SEC on July 19, 2007 pursuant to Rule 424(b)(4), or the Prospectus. Not all of these significant accounting policies, however, are “critical accounting estimates.” We believe that our accounting policies relating to revenue recognition and stock-based compensation, as described under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Prospectus, fit the definition of “critical accounting estimates.”
Results of Operations
Comparison of Three Months Ended October 1, 2006 and September 30, 2007
Revenue and Product and Service Billings

	Three Months Ended		Period-to-Period
	October 1, 2006	September 30, 2007	Change
	(dollars in thousands)
Revenue	$1,513	$3,645	$2,132
Deferred revenue, end of period	171,862	192,259
Less: deferred revenue, beginning of period	(143,602)	(165,088)

Product and service billings	$29,773	$30,816	$1,043

     The revenue recognized in the third quarter of fiscal 2007 principally consisted of maintenance renewals for the first three quarters of 2007, which was not billed and recognized until the third quarter of fiscal 2007. The revenue recognized in the third quarter of fiscal 2006 principally consisted of maintenance and support services performed during the quarter.
     The increase in product and service billings in the third quarter of fiscal 2007 was due primarily to increased maintenance billings. We anticipate that our product and service billings for the fourth quarter of fiscal 2007 will be flat or slightly greater than our product and service billings for the third quarter of fiscal 2007 and will be less than our product and service billings for the fourth quarter of 2006. Several large operators began their initial deployments of Rev A software in the second half of fiscal 2006 and substantially completed those initial rollouts in the first half of fiscal 2007. We expect Rev A deployments to moderate over the next several quarters until subscriber use creates a need for additional capacity. Accordingly, our product and service billings for the second half of fiscal 2007 is expected to be less than our product and service billings for the first half of fiscal 2007.
Cost of Revenue and Cost Related to Product and Service Billings

	Three Months Ended		Period-to-Period
	October 1, 2006	September 30, 2007	Change
	(dollars in thousands)
Cost of revenue	$1,560	$1,689	$129
Deferred product cost, end of period	33,893	1,323
Less: deferred product cost, beginning of period	(33,522)	(701)

Cost related to product billings	$1,931	$2,311	$380

     Cost of product revenue, which was less than $0.1 million in the third quarter of fiscal 2007, remained flat from the third quarter of fiscal 2006. Cost of service revenue increased by $0.2 million to $1.7 million in the third quarter of fiscal 2007 from $1.5 million in the third quarter of fiscal 2006.
     The increase in cost of service revenue was due primarily to an increase in customer service headcount to support a larger installed base of product.
     The increase in cost related to product and service billings was due primarily to the increase in product and service billings in the third quarter of fiscal 2007 of $1.0 million to $30.8 million from $29.8 million in the third quarter of fiscal 2006.
Gross Profit
     Gross profit increased to $2.0 million in the third quarter of fiscal 2007 from zero in the third quarter of fiscal 2006 as a result of the recognition of $3.2 million in service revenue related to maintenance services performed over the first three quarters.
Operating Expenses

			Period-to-Period
	Three Months Ended		Change
	October 1, 2006	September 30, 2007	Amount	Percentage
	(dollars in thousands)
Research and development	$13,323	$20,395	$7,072	53.1%
Sales and marketing	1,842	3,029	1,187	64.4%
General and administrative	1,151	1,743	592	51.4%

Total operating expenses	$16,316	$25,167	$8,851	54.2%

     Research and Development. The increase in research and development expense was due primarily to an increase in the number of research and development employees in our Chelmsford, Massachusetts, Bangalore, India and Cambridge, United Kingdom facilities to support the development of new product lines to expand our FMC and EV-DO business and to a lesser extent outside services and consulting fees associated with our research and development activities. Salary and benefit expense associated with the increase in headcount increased by $3.7 million to $14.0 million in the third quarter of fiscal 2007 from $10.3 million in the third quarter of fiscal 2006. Outside services and consulting expense increased by $1.7 million to $2.4 million in the third quarter of fiscal 2007 from $0.7 million in the third quarter of fiscal 2006.
     Sales and Marketing. The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense associated with an increase in the number of sales, marketing and customer service employees to expand our international presence and support our new FMC product lines, which will be sold to a larger base of OEMs and operators than our current products. Salary and benefit expense associated with the increase in headcount increased by $0.9 million to $2.5 million in the third quarter of fiscal 2007 from $1.6 million in the third quarter of fiscal 2006.
     General and Administrative. The increase in general and administrative expense was due to an increase in the number of general and administrative employees to support our growth and to a lesser extent an increase in other expenses associated with being a public company. Salary and benefit expense associated with the increase in headcount increased by $0.3 million to $1.1 million in the third quarter of fiscal 2007 from $0.8 million in the third quarter of fiscal 2006.

Comparison of Nine Months Ended October 1, 2006 and September 30, 2007
Revenue and Product and Service Billings

	Nine Months Ended		Period-to-Period
	October 1, 2006	September 30, 2007	Change
	(dollars in thousands)
Revenue	$168,974	$160,170	$(8,804)
Less: deferred revenue acquired	—	(171)
Deferred revenue, end of period	171,862	192,259
Less: deferred revenue, beginning of period	(273,124)	(243,418)

Product and service billings	$67,712	$108,840	$41,128

     Revenue in the first three quarters of fiscal 2007 principally consisted of product shipments and sales of software licenses and maintenance and support that was billed and deferred from April 2005 through August 2006. We recognized this revenue as a result of the delivery of a specified upgrade in April 2007. Revenue recognized in the first three quarters of fiscal 2006 principally consisted of product shipments and sales of software licenses and maintenance and support that was billed and deferred from fiscal 2002 through the first quarter of fiscal 2005. We recognized this revenue as a result of the delivery of a specified upgrade in March 2006.
     The increase in product and service billings in the first three quarters of fiscal 2007 was due primarily to software sales related to the rollout of OEM channel cards that support Rev A as well as sales of Rev A software upgrades. Our billings in the first three quarters of fiscal 2006 were affected by a decline in purchases of Rev 0 channel cards as wireless operators anticipated the availability of Rev A capable OEM channel cards that Nortel Networks began shipping in the second half of fiscal 2006 under license from us.
Cost of Revenue and Cost Related to Product and Service Billings

	Nine Months Ended		Period-to-Period
	October 1, 2006	September 30, 2007	Change
	(dollars in thousands)
Cost of revenue	$43,565	$39,142	$(4,423)
Deferred product cost, end of period	33,893	1,323
Less: deferred product cost, beginning of period	(66,966)	(34,214)

Cost related to product billings	$10,492	$6,251	$(4,241)

     Cost of product revenue decreased by $5.3 million to $33.9 million in the first three quarters of fiscal 2007 from $39.2 million in the first three quarters of fiscal 2006. Cost of service revenue increased by $0.9 million to $5.2 million in the first three quarters of fiscal 2007 from $4.3 million in the first three quarters of fiscal 2006.
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

Gross Profit
     The decrease in gross profit was due primarily to a decrease in gross profit on service revenue of $5.5 million to $13.3 million in the first three quarters of fiscal 2007 from $18.8 million in the first three quarters of fiscal 2006. The higher gross profit on service revenue in the 2006 period resulted from the recognition of $8.0 million in revenue from the completion of a professional services contract with a direct customer.
     Gross profit on product revenue increased slightly from $106.6 million in fiscal 2006 to $107.7 million in the first three quarters of fiscal 2007 primarily as a result of a higher mix of software only license sales.
Operating Expenses

			Period-to-Period
	Nine Months Ended		Change
	October 1, 2006	September 30, 2007	Amount	Percentage
	(dollars in thousands)
Research and development	$39,184	$54,976	$15,792	40.3%
Sales and marketing	4,788	8,791	4,003	83.6%
General and administrative	3,247	4,980	1,733	53.4%
In-process research and development	—	2,340	2,340	nm

Total operating expenses	$47,219	$71,087	$23,868	50.5%

     Research and Development. The increase in research and development expense was due primarily to an increase in the number of research and development employees in our Chelmsford, Massachusetts, Bangalore, India and Cambridge, United Kingdom facilities to support the development of new product lines to expand our FMC and EV-DO business and to a lesser extent outside services and consulting fees associated with our research and development activities. Salary and benefit expense associated with the increase in headcount increased by $9.5 million to $38.9 million in the first three quarters of fiscal 2007 from $29.4 million in the first three quarters of fiscal 2006. Outside services and consulting expense increased by $3.9 million to $5.9 million in the first three quarters of fiscal 2007 from $2.0 million in the first three quarters of fiscal 2006.
     Sales and Marketing. The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense and to a lesser extent travel and entertainment expense associated with an increase in the number of sales, marketing and customer service employees to increase our presence in international markets and support our new FMC product lines, which we expect be sold to a larger base of OEMs and operators than our current products. Salary and benefit expense associated with the increase in headcount increased by $2.9 million to $7.0 million in the first three quarters of fiscal 2007 from $4.1 million in the first three quarters of fiscal 2006. Travel and entertainment expense associated with the increase in headcount increased by $0.4 million to $1.2 million in the first three quarters of fiscal 2007 from $0.8 million in the first three quarters of fiscal 2006.
     General and Administrative. The increase in general and administrative expense was due to an increase professional service fees associated with legal, audit and tax consulting services and an increase in the number of general and administrative employees to support our growth. Legal, audit and tax consulting fees increased by $0.4 million to $1.1 million in the first three quarters of fiscal 2007 from $0.7 million in the first three quarters of fiscal 2006. Salary and benefit expense associated with the increase in headcount increased by $0.8 million to $3.0 million in the first three quarters of fiscal 2007 from $2.2 million in the first three quarters of fiscal 2006.
     In-Process Research and Development. We incurred $2.3 million of in-process research and development expense as a result of our acquisition of 3Way Networks in April 2007.

Liquidity and Capital Resources

	As of	As of
	December 31,	September 30,
	2006	2007
Cash and cash equivalents	$86,815	$35,019
Investments, short-term	73,308	174,992
Accounts receivable, net	46,072	8,221
Working capital	3,254	21,829
     At September 30, 2007, our principal sources of liquidity were cash, cash equivalents and investments of $210.0 million.
     On July 19, 2007, we completed our IPO, in which we sold and issued 8,300,000 shares of common stock at a price of $7.00 per share. We raised $50.8 million in net proceeds after deducting underwriting discounts and commissions of $4.1 million and other offering costs of approximately $3.2 million.

	Nine Months	Nine Months
	Ended	Ended
	October 1,	September 30,
	2006	2007
Cash flow from operating activities	$3,993	$81,375
Cash flow from investing activities	(2,474)	(111,756)
Cash flow from financing activities	2,007	(21,432)
     During the first three quarters of fiscal year 2006, we funded our operations primarily with cash flow from operating activities. During the first three quarters of fiscal 2007, we funded our operations primarily with cash flow from operating activities as well as with proceeds from our IPO. Cash flow from operating activities is generally derived from net income, fluctuations of current assets and liabilities and to a lesser extent non-cash expenses.
     In the first three quarters of fiscal 2006, cash flow from operating activities totaled $4.0 million. Net income exceeded our cash flow from operating activities by $89.2 million primarily as a result of a decrease in deferred revenue of $101.3 million due to the delivery of a specified software upgrade and the related revenue recognition, and to a lesser extent, increases in prepaid taxes of $11.5 million and accounts receivable of $5.8 million. This was partially offset by reductions in deferred product cost of $33.1 million also related to the delivery of the specified software upgrade.
     In the first three quarters of fiscal 2007, cash flow from operating activities was $81.4 million, which exceeded our net income by $32.3 million. This was primarily due to the decrease in accounts receivable of $37.9 million associated with collections of billings, a decrease in deferred product cost of $32.9 million associated with the delivery of a specified upgrade, and an increase in accrued taxes of $3.8 million. These increases were partially offset by a decrease in deferred revenue of $51.3 million associated with the delivery of a specified upgrade and the related revenue recognition. Our ability to continue to generate cash flow from operations will depend in large part on the volume of our product and service billings, our ability to collect accounts receivable, and by the growth of our operating expenses.
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
     Cash used in investing activities was $2.5 million and $111.8 million during the first nine months of fiscal 2006 and 2007, respectively. Cash flow from investing activities resulted primarily from the timing of purchases and maturities of investments and purchases of property and equipment. Our acquisition of 3Way Networks in the second quarter of fiscal 2007 used $10.9 million in cash.

     Cash flow from financing activities was $2.0 million and $(21.4) million during the first three quarters of fiscal 2006 and 2007, respectively. Cash flow from financing activities in the first three quarters of fiscal 2006 consisted primarily of proceeds from exercise of stock options and the sale of restricted common stock and preferred stock. Cash used in financing activities in the first three quarters of fiscal 2007 consisted primarily of a special dividend payment of $72.7 million partially offset by net proceeds of $51.4 million from our IPO, as well as proceeds from the exercise of stock options.
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
     Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and Indian rupee, the currencies in which our operating obligations in Cambridge, United Kingdom and Bangalore, India, respectively, are paid. To date, we have not entered into any hedging contracts although we may do so in the future. Fluctuations in currency exchange rates could affect our business in the future.
Interest Rate Sensitivity
     We had unrestricted cash and cash equivalents and investments totaling $160.1 million and $210.0 million at December 31, 2006 and September 30, 2007, respectively. Our existing cash, cash equivalents and investments are invested primarily in money market funds and high-grade commercial paper. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
     Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investments. We do not own derivative financial investment instruments in our investment portfolio. In the event of a hypothetical ten percent adverse movement in interest rates, our losses of future earnings and assets, fair value’s of risk sensitive financial instruments, as well as our loss of cash flows would be immaterial; however, actual effects might differ materially from the hypothetical analysis.
Item 4. Changes in Internal Controls over Financial Reporting and Procedures
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.
Risks Relating to Our Business
 We depend on a single OEM customer, Nortel Networks, for almost all of our revenue and billings, and a significant shortfall in sales to Nortel Networks would significantly harm our business and operating results.
We derived almost all of our revenue and billings in each of the last several years from sales to a single OEM customer, Nortel Networks. Nortel Networks accounted for 95% of our revenue for the first three quarters of fiscal 2006 and 100% of our revenue for the first three quarters of fiscal 2007. Nortel Networks accounted for 99% of our billings for the third quarter of fiscal 2006 and 100% of our billings for the third quarter of fiscal 2007. Nortel Networks accounted for 88% of our billings in the first three quarters of fiscal 2006 and 100% of our billings in the first three quarters of fiscal 2007. Our contract with Nortel Networks can be terminated by Nortel Networks at any time and, in any event, does not contain commitments for future purchases of our products. The rate at which Nortel Networks purchases products from us depends on its success in selling to operators its own EV-DO infrastructure solutions that include our products. There can be no assurance that Nortel Networks will continue to devote significant resources to its wireless infrastructure business or that it will be successful in the future in such business. Nortel Networks might seek to develop internally, or acquire from a third party, alternative wireless solutions to those currently purchased from us. In addition, Nortel Networks may seek to develop an alternative solution by utilizing technology that has been developed by LG Electronics, with which Nortel Networks currently has established a joint venture. We expect to derive a substantial majority of our revenue and billings in fiscal 2007 and fiscal 2008 from Nortel Networks, and therefore any adverse change in our relationship with Nortel Networks, or a significant decline or shortfall in our sales to Nortel Networks, would materially harm our business and operating results.
 Because our OEM business model requires us to defer the recognition of most of our revenue from product sales until we deliver specified upgrades, our revenue in any period is not likely to be indicative of the level of our sales activity in that period.
We recognize revenue from the sale of products under our OEM agreements only after we deliver specified upgrades to those products that were committed at the time of sale. The period of development of these upgrades can range from 12 to 24 months after the date of commitment. As a result, most of our revenue in any quarter typically reflects license fees under our OEM agreements for products delivered and invoiced to customers several quarters earlier. For these products, we generally record the amount of the invoice as deferred revenue and then recognize such deferred revenue as revenue upon delivery of the committed software upgrades. As a result, our revenue is not likely to be indicative of the level of our sales activity in any period. Due to our OEM business model, we expect that, for the foreseeable future, any quarter in which we recognize a significant amount of deferred revenue as a result of our delivery of a previously committed upgrade will be followed by one or more quarters of insignificant revenue as we defer revenue while we develop additional upgrades. Investors may encounter difficulties in tracking the performance of our business because our revenue will not reflect the level of our billings in any period, and these difficulties could adversely affect the trading price of our common stock.
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
A substantial portion of our cumulative billings for the first three quarters of fiscal 2006 and the first three quarters of fiscal 2007 are attributable to sales of our EV-DO products by Nortel Networks to two large wireless operators in North America. Our sales of EV-DO products currently depend to a significant extent on the rate at which these operators expand and upgrade their CDMA networks. Our business and operating results would be harmed if either of these operators were to select a wireless network solution offered by a competitor or for any other reason were to discontinue or reduce the use of our products or product upgrades in their networks.
 If the market for our FMC products does not develop as we expect, or our FMC products do not achieve sufficient market acceptance, our business would suffer.
We are developing our FMC products so that operators may offer mobile broadband services using wireline broadband connections and a combination of mobile and Wi-Fi networks. We do not expect to have meaningful sales of our FMC products until fiscal 2008. However, it is possible that the market for our FMC products will not develop as we expect. Even if a market for our FMC products develops, it is uncertain whether our FMC products will achieve and sustain high levels of demand and market acceptance. Our ability to sell our FMC products will depend, in part, on factors outside our control, such as the commercial availability and market acceptance of mobile phones designed to support FMC applications and the market acceptance of femtocell access point products. The market for our FMC products may be smaller than we expect, the market may develop more slowly than we expect or our competitors may develop alternative technologies that are more attractive to operators. Our FMC products are an important component of our growth and diversification strategy and, therefore, if we are unable to successfully execute on this strategy, our sales, billings and revenues could decrease and our operating results could be harmed.
 Our future sales will depend on our success in generating sales to a limited number of OEM customers, and any failure to do so would have a significant detrimental effect on our business.
There are a limited number of OEMs that offer EV-DO solutions, several of which have developed their own EV-DO technology internally and, therefore, do not require solutions from us. We currently have agreements with three OEM customers, although we mutually agreed with Alcatel Lucent to stop funding an EV-DO product related project upon which one of our OEM agreements was based. We do not expect to commence significant sales to one of these OEM customers in the immediate future because we are not scheduled to complete development of the products we are developing for this OEM customer in the immediate future and the market for these products is still developing. Our operating results for the foreseeable future will depend to a significant extent on our ability to effect sales to our existing OEM customers and to establish new OEM relationships. Our OEM customers have substantial purchasing power and leverage in negotiating pricing and other contractual terms with us. In addition, further consolidation in the communications equipment market could adversely affect our OEM customer relationships. If we fail to generate significant product and service billings through our existing OEM relationships or if we fail to establish significant new OEM relationships, we would not be able to achieve our anticipated level of sales and our results of operations would suffer.
 The unpredictability of our future results may adversely affect the trading price of our common stock.
Our operating results have varied significantly from period to period, and we expect them to continue to vary significantly from period to period for the foreseeable future due to a number of factors in addition to the unpredictable purchasing patterns of operators. The following factors, among others, can contribute to the unpredictability of our operating results:
•	the effect of our OEM business model or changes to this model on our revenue recognition;

•	the timing of agreements or commitments with our OEM customers for new products or software upgrades;

•	the timing of our delivery of software upgrades;

•	the unpredictable deployment and purchasing patterns of operators;

•	fluctuations in demand for products of our OEM customers that are sold together with our products, and the timing and size of orders for such products of our OEM customers;

•	new product introductions and enhancements by our competitors and us;

•	the timing and acceptance of software upgrades sold by our OEM customers to their installed base of operators;

•	changes in our pricing policies or the pricing policies of our competitors;

•	our ability to develop, introduce and deploy new products and product upgrades that meet customer requirements in a timely manner;

•	adjustments in the reporting of royalties and product sales by our OEM customers resulting from reviews and audits of such reports;

•	our and our OEM customers’ ability to obtain sufficient supplies of limited source components or materials;

•	our and our OEM customers’ ability to attain and maintain production volumes and quality levels for our products; and

•	general economic conditions, as well as those specific to the communications, networking, wireless and related industries.
Our operating expenses are largely based on our anticipated organizational and product and service billings growth, especially as we continue to invest significant resources in the development of future products and expand our international presence. Most of our expenses, such as employee compensation, are relatively fixed in the short term. As a result, any shortfall in product and service billings in relation to our expectations could cause significant changes in our operating results from period to period and could result in negative cash flow from operations.
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
For example, in 2006, we received a letter from Wi-LAN Inc. asserting that some of our EV-DO products infringe two issued United States patents and an issued Canadian patent relating to wireless communication technologies. A majority of our revenue to date has been derived from the allegedly infringing EV-DO products. We have evaluated various matters relating to Wi-LAN’s assertion and we do not believe that such products infringe any valid claim of the patents identified by Wi-LAN in that letter. In November 2007, we received an additional letter from Wi-LAN asserting that some of our other products infringe one of the previously identified United States patents and that the products identified in the first letter and some of our other products infringe two other United States patents. We are evaluating Wi-LAN’s claims related to the products and patents identified in its November 2007 letter. We may seek to obtain a license to use the relevant technology from Wi-LAN. We cannot be certain that Wi-LAN would provide such a license or, if provided, what its economic terms would be. If we were to seek to obtain such a license, and such license were available from Wi-LAN, we could be required to make significant payments with respect to past and/or future sales of our products, and such payments may adversely affect our financial condition and operating results. If Wi-LAN determines to pursue claims against us for patent infringement, we might not be able to successfully defend against such claims.
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
We depend on sole sources for certain components of our products and also rely on a contract manufacturer for the production of our hardware products. We have not entered into long-term agreements with any of our suppliers. We depend on several software vendors for the operating system and other capabilities used in our EV-DO products. In addition, we purchase from Qualcomm the cell site modem chips used in any base station and base station channel cards that we manufacture. If these cell site modem chips were to become unavailable to us or to our OEM customers, it would take us a significant period of time to develop alternative solutions and it is likely that our operating results would be significantly harmed.
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
Generally Accepted Accounting Principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the SEC and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and they could affect the reporting of transactions completed before the announcement of a change.
For example, we recognize substantially all of our revenue in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, or SOP 97-2. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements and arrangements for the sale of hardware products that contain more than an insignificant amount of software. We collaborate with our OEM customers to develop and negotiate pricing for specific features for future product releases and specified software upgrades. Because we do not sell the same products and upgrades to more than one customer, we are unable to establish fair value for these products and upgrades. As a result, under SOP 97-2, we are required to defer most of our revenue from sales to our OEM customers until we ship specified upgrades that were committed to the OEM customer at the time of sale. Future interpretations of existing accounting standards, including SOP 97-2, or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations. As a result, we may be required to change the timing of revenue recognition in future periods, which could adversely affect our operating results in current or future periods.
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
We face intense competition for qualified individuals from numerous technology, software and manufacturing companies. For example, our competitors may be able attract and retain a more qualified engineering team by offering more competitive compensation packages. If we are unable to attract new engineers and retain our current engineers, we may not be able to develop and service our products at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and, as a result, our ability to compete effectively in the mobile broadband solutions market could decrease, our operating results could suffer and our revenues could decrease.

We have incurred, and will continue to incur, significant increased costs as a result of operating as a public company as compared with our history as a private company, and our management will be required to devote substantial time to public company compliance initiatives. If we are unable to absorb these increased costs or maintain management focus on development and sales of our product offerings and services, we may not be able to achieve our business plan.
As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, have imposed a variety of new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations will make it more difficult and expensive for us to obtain director and officer liability insurance, and we will be required to incur substantial costs to maintain the same or similar coverage.
In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing with respect to our fiscal year ending December 28, 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and may need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
We have sales personnel in six countries worldwide and approximately 130 engineers in Bangalore, India. We expect to continue to add personnel in foreign countries, especially at our Bangalore, India and Cambridge, United Kingdom facilities. Our international operations subject us to a variety of risks, including:
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. All of the shares sold in our IPO were freely tradable without restriction or further registration under federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Substantially all of our remaining outstanding shares will be eligible for sale pursuant to Rule 144 upon the expiration of 180-day lock-up agreements on January 16, 2008, subject to extension of the restricted period.
     The holders of approximately 45.6 million shares of common stock have rights, subject to some conditions, to require us to file registration statements under the Securities Act or to include their shares in registration statements that we may file in the future for ourselves or other stockholders. If we register their shares of common stock following the expiration of these lock-up agreements, they can sell those shares in the public market.
Our directors and management will exercise significant control over our company.
     Our directors and executive officers and their affiliates beneficially owned approximately 54.1% of our outstanding common stock outstanding at July 19, 2007. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
     None.
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
     We raised a total of $58.1 million in gross proceeds from our IPO, or approximately $50.8 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.1 million and other estimated offering costs of approximately $3.2 million.
     We have invested the net proceeds of our IPO primarily in money market funds and high grade corporate debt.
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
     There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus.

Item 6. Exhibits.

10.1*	Amendment No. 10 to Development and Purchase And Sale Agreement For CDMA High Data Rate (1xEV-DO) Products

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRVANA, INC.
	By:	/s/ Randall S. Battat
Randall S. Battat
Date: November 8, 2007		President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeffrey D. Glidden
Jeffrey D. Glidden
Date: November 8, 2007		Vice President, Chief Financial Officer (Principal Financial Officer)