Form 10-K
period 2007-12-30
AIRVANA INC
filed 2008-03-07
CIK 1116435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33576

Airvana, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3507654
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
19 Alpha Road
Chelmsford, Massachusetts 01824
(Address of Principal Executive Offices) (Zip Code)

(978) 250-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

The Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of February 15, 2008, based on the closing price of common stock as reported by The NASDAQ Global Market on such date, was approximately $94.4 million. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or entities may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of February 15, 2008 was: 63,989,950

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders, to be files pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 30, 2007, are incorporated by reference into Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2007

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenues, billings or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission or SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Part I

Item 1.	Business

Overview

We are a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. Our software and hardware products, which are based on Internet Protocol, or IP, technology, enable wireless networks to deliver broadband-quality multimedia services to mobile phones, laptop computers and other mobile devices. These services include Internet access, e-mail, music downloads, video, IP-TV, gaming, push-to-talk and voice-over-IP, or VoIP. Broadband multimedia services are growing rapidly as business users and consumers increasingly use mobile devices to work, communicate, play music and video and access the Internet. By delivering wireless broadband services, operators are able to increase their data services revenue and mitigate the decline in voice revenue caused by heightened competition. We expect that the introduction of VoIP telephony services on mobile broadband networks, coupled with the accelerated use of other multimedia applications, will increasingly make mobile broadband networks the primary method for mobile communications and entertainment.

Our products leverage our expertise in three technologies — wireless communications, IP and broadband networking. IP technology is the foundation of our solutions. Our products enable new services and deliver carrier-grade mobility, scalability and reliability with relatively low operating and capital costs. As a result, our products have advantages over products based on circuit switching or legacy communication protocols.

Most of our revenue to date has been attributable to our mobile broadband network products, which are based on a wireless communications standard called CDMA2000 1xEV-DO, or EV-DO. In 2002, we began delivering network infrastructure products based on the first generation EV-DO standard known as Revision 0, or Rev 0. Wireless operators such as Verizon Wireless and Sprint Nextel have deployed Rev 0 technology throughout their networks. The current versions of our software are based on the second generation EV-DO standard known as Revision A, or Rev A. Rev A provides increased data speeds and supports push-to-talk and VoIP. Major wireless operators are currently deploying this new, faster technology in their networks. We expect to benefit as operators expand the capacity and geographic reach of their networks and introduce push-to-talk, VoIP and other enhanced services onto EV-DO networks. In addition, we anticipate continued growth of our business from wireless operators expanding both the capacity and geographic reach of their networks.

We are developing new products to address the markets for fixed mobile convergence, or FMC, and in-building mobile broadband services. Our FMC products will enable operators to take advantage of wireline broadband connections that already exist in most offices and homes to deliver wireless services through a combination of mobile and Wi-Fi networks. Our FMC products under development include versions to support CDMA, Universal Mobile Telecommunication System, or UMTS, and WiMAX networks. We recently commenced trials of our first FMC products. In addition, we have entered into agreements with Nokia Siemens Networks to market an end-to-end UMTS, femtocell solution, and Thomson to supply our femtocell product in their residential gateway offerings. We also utilize our mobile broadband technology and products in specialized applications that require their own mobile networks. For example, we are developing EV-DO and UMTS systems for use in military and public safety communications applications.

We have sold EV-DO channel card licenses for use by over 70 operators worldwide, including Alltel, Bell Mobility, Sprint Nextel, Telefonica, Telus and Verizon Wireless. We sell our EV-DO products primarily through an original equipment manufacturer, or OEM, agreement with Nortel Networks. Also, we have entered into an OEM agreement with Qualcomm to sell EV-DO systems.

In fiscal 2007, our revenue was $305.8 million, our product and service billings were $142.2 million, our cash flow from operating activities was $91.8 million and our operating income was $165.4 million. In fiscal 2006, our revenue was $170.3 million, our product and service billings were $140.6 million, our cash flow from operating activities was $25.1 million and our operating income was $57.1 million. Nortel Networks accounted for 95% of our revenue and 94% of our billings in fiscal 2006 and 99% of our revenue and 98% of our billings in fiscal 2007. Our research and development team is comprised of approximately 450 engineers, and we have spent over $250 million on the development of our products over the past eight years.

Industry Background

Mobile phones and other handheld mobile devices, such as Blackberry devices and smartphones, have become ubiquitous. iSuppli Corporation predicts that the total number of worldwide mobile device subscribers will grow from 2.67 billion in 2006 to 3.7 billion by 2010. Historically, demand for voice communications has driven the rapid growth in wireless services. The availability of affordable mobile phones and lower service costs, such as flat-rate pricing for long distance calling, has increased demand for voice communications. Until recently, mobile phones were used primarily for voice communication. The recent introduction of mobile broadband services is beginning to drive significant growth in the use of data services. For example, Verizon Wireless data services revenue increased by 65% in 2007 and represents approximately 20% of their communications services revenue. While data revenues are growing rapidly, they still represent a relatively small part of operators’ wireless services revenues and, hence, constitute a major growth opportunity for the industry.

The Desire for Mobile Broadband Services

Both consumers and business users have a need for mobile broadband services. For consumers, mobile broadband presents an opportunity to access wirelessly all of the multimedia services they normally access from their home or office using their wireline broadband connections. These services include music downloads, video streaming, gaming, information access (searches, news, weather, financial data) and electronic commerce. For business professionals, mobile broadband provides access to high speed wireless email, file downloads and online information through their mobile phones, smartphones and laptop computers.

Mobile broadband can also help operators increase their revenues and profitability. We believe that just as wireline broadband created demand for new multimedia services, the availability of mobile broadband will create demand for new services through wireless networks.

While email and instant messaging are currently among the primary applications for wireless data, faster and more reliable wireless networks are enabling operators to offer new multimedia services tailored for mobile users, providing an opportunity for higher revenues. As a result, wireless operators have joined efforts with media providers to develop content for mobile phones. This content has led to increased use of multimedia services, such as music downloads, video streaming, gaming, IP-TV and location-based services.

The Need for Fixed-Mobile Convergence

As people increasingly use wireless services as their primary means of communication, the mobile phone is becoming the primary phone for many users. Accordingly, more and more mobile phone calls are happening indoors. However, the experience of using mobile devices indoors is often inferior to that of landline devices or the use of mobile devices outdoors. At the same time, cheap, high-capacity broadband services are increasingly available in homes and offices via landline (i.e. Digital Subscriber Line, or DSL, and cable data technologies) connections.

FMC products allow operators to deliver converged services to mobile phones through a combination of wide-area mobile and in-building wireless networks. There are two ways to deliver FMC services in-building. The first method utilizes dual-mode mobile/Wi-Fi phones to access an operator’s voice and data services. Using this method, when the user is in-building, the phone uses Wi-Fi instead of its mobile radio and communicates with the operator’s network through a Wi-Fi access point, which in turn is connected to the Internet. The second method utilizes traditional mobile phones to access an operator’s voice and data services. Using this method, when the user is in-building, the mobile phone communicates with a small, inexpensive “personal” access point that connects to the operator’s network through a broadband Internet connection in the home or office. The industry calls these “femtocell” access points.

Users may benefit from FMC products through improved coverage and quality of wireless service, greater convenience, and reduced spending on the combination of wireline and wireless services. Operators may benefit from FMC products by driving more in-building usage of wireless services and by reducing the cost to provide these services. Wireline operators who are mobile virtual network operators, or MVNOs, may benefit from FMC products by retaining customers on their fixed networks when they are at home or in the office.

The Market Opportunity

Traditional circuit-switched networks cannot effectively deliver mobile broadband services. The delivery of mobile multimedia services requires a technology optimized for the Internet and capable of transmission at broadband speed. To offer multimedia services, wireless operators have required a new solution — a mobile broadband architecture based on IP technology. This solution has to be deployable at relatively low cost, sufficiently scalable to support a very large number of users and capable of delivering carrier-grade reliability. Operators also require scalable FMC solutions that will enable subscribers to access securely and reliably both a mobile network and in-building network through a single mobile phone. The development of these solutions requires a combination of three disciplines: wireless communications, IP and broadband networking.

Our Solution

We were founded to apply broadband and IP technologies to mobile networks. We have developed a suite of IP-based wireless infrastructure products that allow operators to provide users of mobile phones, laptop computers and other mobile devices with access to mobile broadband services. We have been able to develop our products because of our expertise in the three key technologies essential for mobile broadband — wireless communications, IP and broadband networking. Our products offer the following benefits:

Enable New Service Offerings

Our EV-DO mobile network products enable operators to deliver a broad range of new mobile broadband services, including:

•	Mobile Broadband Internet Access. Our EV-DO network products allow operators to offer broadband-quality Internet access anywhere in their networks. Users can access EV-DO-based networks through their laptop computers and other mobile devices. Mobile broadband networks offer increased convenience and mobility and wider coverage than wireless local area technologies such as Wi-Fi. In addition, in some developing markets, EV-DO networks are being used as a wireless alternative to DSL or cable to provide last-mile broadband Internet access. Our products have been used to deploy these services in Eastern Europe and Latin America.

•	Multimedia Consumer Services. Our EV-DO products enable wireless operators to provide multimedia services, such as video, music downloads, IP-TV and gaming. Broadband speed is important to users seeking to download or transmit the large files associated with multimedia services. Reflecting the growth of this market, media companies and wireless operators are developing content tailored for mobile phones. In 2006, Juniper Research estimated that global mobile entertainment services revenue, consisting of gambling, adult content, mobile games, mobile music, mobile TV and infotainment, would increase almost five-fold by 2011.

•	Enhanced Voice Services. Our EV-DO products enable the delivery of interactive voice and video services, such as IP-based push-to-talk, video telephony and VoIP. For example, Sprint Nextel has announced its intention to deliver push-to-talk over its EV-DO network. In the future, our technology will enable wireless operators to migrate from separate voice and data networks to a single IP-based mobile broadband network delivering both voice and data.

Provide Scalability and Reliability

Our EV-DO products allow the base stations in a mobile network to connect to multiple radio network controllers in order to increase the reliability of handoffs of mobile users at mobile site boundaries. Operators can increase the capacity of their base stations simply by installing additional channel cards. Our clustering software enables wireless operators to scale their networks incrementally and to react quickly and reliably to increased demand for capacity without introducing any network boundaries. In addition, our clustering architecture is designed to enable the clustering of multiple radio network controllers so they appear as one high-capacity virtual controller. With our architecture, base stations will not be impacted by the failure of a single controller because they can continue to be served by the other controllers in the cluster.

Reduce Capital and Operating Expenses

Our EV-DO products enable operators to reduce their capital and operating expenses by taking advantage of efficiencies associated with the use of IP technology. An EV-DO network employing our IP-based architecture uses high-volume, off-the-shelf components, such as IP routers, and allows mobile sites to connect to radio network controllers through an IP data network, such as a lower-cost metropolitan Ethernet network.

Leverage Existing Broadband Infrastructure

We are developing FMC products that will enable operators to take advantage of broadband and Wi-Fi connections that already exist in most offices and homes. Our initial FMC products include a universal access gateway, or UAG, and femtocell access point products. Our UAG is a high-capacity, carrier-grade network product that allows operators to deliver mobile voice and data services to their subscribers using a combination of mobile and Wi-Fi networks. Our femtocell access point products, together with our UAG, will allow operators to deliver mobile voice and data services to subscribers in-building using a combination of mobile and fixed broadband networks. Customers will benefit from increased coverage and quality of service and a reduction in combined spending for wireline and wireless services. Operators will benefit from reduced network operating costs, increased revenue and greater customer satisfaction.

Our Strategy

Our strategy is to enhance our leadership in the mobile broadband infrastructure market by growing our EV-DO business, expanding our current product offering, acquiring new customers and acquiring selected complementary businesses. Principal elements of our strategy include the following:

•	Grow our EV-DO Business. We plan to grow sales of our EV-DO products as operators continue to expand both the coverage and capacity of their wireless networks and increase their offerings of mobile broadband services. The continued growth of broadband service revenues for the operators implies a need for capacity expansion. To date, most of our EV-DO revenue has been driven by coverage deployments. We believe that a much greater opportunity lies in future capacity expansion. We are developing new features to facilitate this growth, such as technologies that will improve the quality of both VoIP and push-to-talk services. In addition, we believe opportunities exist to use our EV-DO technologies to address new markets, such as air-to-ground, military and public safety communications. We are developing an air-to-ground network infrastructure products that enable mobile broadband services for airline passengers. We are also developing a compact, rugged, easily-transportable base station that government agencies can use for military and public safety applications.

•	Enter the Fixed-Mobile Convergence Market. We are currently conducting trials of our UAG product, which allows wireless and wireline operators to deliver mobile voice and data services through a combination of wireless and wireline access technologies. Our UAG product supports deployment in CDMA, UMTS and WiMAX networks and can be used to provide access for Wi-Fi and femtocell access points. We are also developing our own femtocell access point products for in-building deployment in CDMA and UMTS networks. We plan to sell these FMC products directly to operators and through OEM customers. We have entered into agreements with Nokia Siemens Networks to market an end-to-end UMTS femtocell solution and Thomson to supply our femtocell product in their residential gateway offerings.

•	Develop Products for the GSM/UMTS Markets. While CDMA is the leading mobile technology used by North American operators, GSM/UMTS are the leading standards used elsewhere in the world. We are currently developing and enhancing UAG and femtocell access point products to address the GSM/UMTS markets.

•	Leverage our Expertise in All-IP Mobile Networks to Develop 4G Technologies. Third generation wireless standards, known as 3G, enable the delivery of IP data services over mobile networks. While EV-DO is considered a 3G standard, it is based on an architecture where all multimedia services, including voice, are carried over a single all-IP wireless network. The fourth generation wireless standards, known as 4G, are expected to offer faster speeds and carry all multimedia services over an all-IP wireless network. We believe our expertise in EV-DO and all-IP wireless network technology positions us well to develop 4G solutions.

•	Expand our OEM Sales Channels. Our OEM relationships have allowed us to reach a broad end-user market rapidly. By collaborating with our OEM customers to develop specific functionality to be incorporated into products for their end-customers, we enable our OEM customers to expand their product offering and achieve faster time to market for innovative products that enable new operator services. We intend to continue to pursue new OEM relationships to leverage their extensive operator relationships, industry networks and global reach.

•	Leverage our Operator Relationships. We have developed direct relationships with leading wireless operators to understand their needs and create demand for our products. We collaborate directly with these operators to develop new products and services for their customers. While our OEM customers represent our primary sales channel, we also offer some products for sale directly to operators.

•	Acquire Selected Complementary Businesses. We intend to pursue acquisitions that we believe will complement our strategy and broaden our customer base and technologies. For example, on April 30, 2007, we acquired 3Way Networks Limited, a United Kingdom-based provider of femtocell access points and solutions for UMTS markets.

Products

We have two categories of products — mobile network EV-DO products and FMC products.

Mobile Network EV-DO Products

Our mobile network EV-DO products are IP-based and comply with the CDMA2000 1xEV-DO standard. A typical mobile radio access network, or RAN, consists of a specific combination of base stations, radio network controllers, or RNCs, and a network management system. Our mobile network EV-DO products consist primarily of software for all three RAN elements. These three elements are designed to work in conjunction with each other and cannot be deployed independently. We also design and offer base station channel cards and other hardware for use with our software.

AIRVANA PRODUCTS IN AN EV-DO RADIO ACCESS NETWORK

Base Stations and OEM Base Station Channel Cards

We have developed a comprehensive suite of products for deployment in both Rev 0 and Rev A radio access networks. This suite includes the following products:

•	OEM Base Station Channel Cards and Software. Mobile base stations send and receive signals to mobile phones and other mobile devices connected to the network. They generally reside immediately beside a mobile tower. OEM base station channel cards and our software are the primary elements of an EV-DO base station and serve as its intelligence. Nortel Networks, our largest OEM customer, manufactures Rev A OEM base station channel cards under license from us.

•	ipBTS. Our ipBTS is a compact, rack-mountable base station. It will be used to provide both in-building mobile coverage for enterprises and for rapid deployment in military and public safety applications.

•	skyBTS. Our skyBTS is the base station for our air-to-ground radio access network, or ATG RAN, solution. An ATG RAN is a ground-based network that will deliver broadband Internet connectivity to aircraft using EV-DO technology. Inside the aircraft, users will connect to the Internet using Wi-Fi-enabled devices such as laptop computers.

Radio Network Controllers

A radio network controller, or RNC, directs and controls many base stations. Our RNC consists of proprietary software and a carrier-grade, off-the-shelf hardware platform. Our RNC software manages EV-DO mobility as users move between cell towers. Our RNCs are significantly smaller in size and offer higher capacity than RNCs used in traditional mobile networks. Our RNCs use IP technology to communicate with our software running on base station mobile cards. To enhance scalability, we are also developing a software upgrade that will allow our RNCs to be clustered together to serve as a larger, virtual RNC. We offer our RNC software on a stand-alone basis or bundled with a hardware platform.

Network Management System

Our AirVista Network Management System is software designed for the remote management of all of our components in a mobile network deployment. This high-capacity system provides a common management platform for all of our EV-DO and FMC products. Our AirVista software is used to access securely, configure and control all of our RAN elements over an IP network.

Fixed-Mobile Convergence Products

Our first FMC product is our UAG. When deployed in an operator’s network, our UAG enables mobile phone users to roam between mobile and in-building networks. Our UAG products will include versions to support CDMA, UMTS and WiMAX networks and can be used to provide access for Wi-Fi and femtocell access points.

Our UAG offers the following key features:

•	Security. Our UAG provides security for the operator’s network and security for the user’s traffic. The operator’s network will be protected by authenticating users before granting them access to the operator’s network. In addition, our UAG provides firewall functionality, denial of service attack prevention and filtering through access control lists. Privacy of user information will be ensured by encrypting all traffic flowing between the user and the operator’s network.

•	Mobility. Our UAG maintains a user’s connection as the user moves between networks. When a user crosses local IP network boundaries while still connected to an operator’s network through the Internet, our UAG maintains the user’s session. When a user moves between an in-building network connected through the Internet and the operator’s wide-area mobile network, our UAG enables a user to maintain IP connectivity.

•	Scalability. Our UAG is a high capacity, carrier-grade network product that will be scalable easily to serve a very large number of users.

•	Quality of Service. Our UAG supports differentiation and prioritization of user traffic. The capabilities of our UAG to examine different fields in user IP packets, such as source and destination addresses, allows operators to deliver differentiated services based on the user and the user application.

•	Service Accounting. Our UAG collects detailed statistics for an operator’s network billing system. These statistics can also be used by operators to determine the performance of various subscriber applications.

Our second category of FMC products under development includes femtocell access points, which we expect to make commercially available in the second half of 2008. When deployed in homes and offices, femtocell access points will allow users to use existing mobile phones in-building with improved coverage and increased broadband wireless performance. Femtocell products under development include versions to support UMTS and CDMA.

Our femtocell access points will include the following key benefits:

•	Improved in-building coverage. Our femtocell access points are designed to significantly improve in-building mobile network coverage.

•	Improved user experience of mobile services. Because our femtocell access points will be shared by a small number of users, they will be able to provide a higher performance voice and data experience compared to existing mobile network services.

•	Compatibility with existing mobile phones. Our femtocell access points will allow users to make phone calls and access Internet broadband services through their existing CDMA or UMTS mobile phones.

•	Plug and play installation. Our femtocell access points are being designed for consumer installation with minimal user configuration. They will be connected by consumers to their existing broadband Internet services, such as those provided by DSL, cable or fiber optics.

AIRVANA FMC PRODUCT PLAN

Technology

Our IP RAN

The distinguishing feature of our mobile broadband network architecture is our proprietary use of IP technology to deliver the following:

•	mechanisms to support subscriber mobility;

•	protocols to carry traffic between the various network elements of a RAN in a secure manner;

•	methods to increase the availability of the network in case of a failure in any of its elements;

•	designs that increase the scalability of the network;

•	procedures to configure, manage and maintain the RAN; and

•	quality-of-service algorithms to allocate dynamically the resources of the RAN to subscribers and the various applications they use.

IP Backhaul

Our IP RAN architecture is designed to take advantage of the flexibility of IP networks. Our EV-DO solutions were among the first commercially deployed radio networks to rely solely on IP for the transport of packets between nodes. Traditional mobile networks use point-to-point T1/E1 circuits to connect base stations with radio network controllers. Using IP transport between base stations and radio network controllers allows wireless operators to take advantage of widely-available IP equipment, such as routers, to terminate T1/E1 circuits or use alternative low-cost IP transport services such as Metro Ethernet. Our IP backhaul capability reduces the size and cost of the required radio network controller equipment.

RNC Clustering

Our products eliminate the strict hierarchical relationships between base stations and RNCs. In traditional circuit-based radio access networks, each base station is controlled by a designated RNC. In our IP RAN architecture, on the other hand, each base station can be served by multiple RNCs. This leads to improvements in handling subscriber mobility, increasing the scalability and reliability of the RAN.

In traditional radio access networks, where each base station is served by a single RNC, base stations that are served by a given RNC form a geographic zone, called a subnet. When a mobile user travels outside the subnet, handoffs have to be performed between RNCs. These handoffs are often the cause of dropped calls and create unnecessary radio traffic. When a mobile user moves along the subnet boundary, repeated handoffs may occur, further exacerbating the problem.

Because wireless operators want to minimize the frequency of handoffs between RNCs, they often seek high capacity RNCs to make subnets as large as possible. However, individual RNC capacity is limited by the state-of-the-art in available microprocessors and memory. The clustering software we are developing will allow a wireless operator to increase the subnet size by clustering multiple RNCs and making them behave as if they were a single, much larger, virtual RNC. When a mobile subscriber requests resources from the RAN, the base station will be able to route this request to the specific RNC within the cluster using our proprietary algorithms. As a result, subnets will be able to be made very large and handoff boundaries between RNCs may be reduced.

RNC clustering also can improve the reliability of the RAN. In a traditional radio access network, when an RNC fails, all base stations that are served by that RNC go out of service. In our IP RAN architecture, when one RNC fails, the remaining RNCs in the cluster will continue to serve subscribers.

Multi-Homing

Our IP RAN architecture also supports multi-homing technology, which allows an RNC to continue to serve a mobile subscriber on an active call when that subscriber moves outside the current subnet. In traditional radio network architectures, handoffs between RNCs are handled using so-called inter-RNC handoff procedures, which require signaling and user traffic to flow through two RNCs. With our multi-homing technology, signaling and user traffic will flow only between the serving base station and the serving RNC and never have to traverse multiple RNCs. By keeping the mobile subscriber attached to a given RNC, this technology reduces latency and minimizes the processing load on RNCs.

IP Quality-of-Service

Quality-of-Service, or QoS, refers to a network’s ability to prioritize different kinds of traffic over others. For example, voice traffic, which is very sensitive to delay, needs priority over less delay-sensitive web-browsing traffic. All-IP mobile broadband networks need to serve a variety of traffic with very different QoS requirements. EV-DO standards define sophisticated methods for the subscriber’s device to request QoS from the radio network. As these requests are made, the RAN must then manage its available radio resources to best satisfy the subscriber’s QoS requests. Our IP RAN architecture includes proprietary algorithms for controlling the admission of subscriber applications to the network and uses technologies designed to deal with instances of network overload in a predictable manner.

IP Network Management

Our use of IP technologies also extends into our network management systems, which is used by wireless operators to manage and maintain their networks. Instead of using closed, proprietary protocols to manage RAN nodes, our management system uses Web-based protocols, such as XML, for communication between the management system and network elements. This allows our network management system to offer familiar web browser interfaces to users.

IP RAN Flat Architecture

Mobile broadband RANs serve user traffic in multiple types of nodes. For example, in EV-DO networks the base station, the RNC, the packet data serving node, or PDSN, and the mobile IP home agent all cooperate to serve user traffic. However, having many different nodes in the network can add latency, increase the capital and maintenance cost of the network and require complex interactions between the nodes to deliver end-to-end QoS.

Our IP RAN architecture will support flatter architectures, where either the RNC and PDSN, or the base station, RNC and PDSN, can be combined in a single node. Since there is no strict one-to-one relationship between base stations and RNCs in our IP RAN, these elements can be combined in a single node without introducing any handoff or subnet boundaries between the base stations. Our RNC clustering technology will allow us to integrate PDSN functionality into our RNC, without reducing the effective base station footprint or subnet size.

As radio networks become more distributed, and base stations and access points are placed closer to users, as with picocell base stations and femtocell access points, we expect flat networks will become the preferred architecture for wireless operators.

Distance-Based Paging

Paging is a critical capability in all mobile wireless systems. To preserve battery life, subscriber devices are programmed to turn off their radio circuitry and periodically wake up to listen for any incoming calls. RANs alert the subscriber to an incoming call by broadcasting a page message through all base stations where the subscriber might be located. To facilitate paging, in traditional RANs, subscriber devices inform the RAN whenever they cross a certain geographic paging zone. When the RAN wants to page the user, it does so through all the base stations in the paging zone where the subscriber last reported its location. Such paging mechanisms can create significant unnecessary signaling traffic if subscribers move back and forth between paging zones.

Our IP RAN architecture includes distance-based paging, which uses dynamically varying circular paging zones centered on the base station where a subscriber has last reported its location. This technique avoids the problems caused by unnecessary repeated location updates, but requires more sophisticated handling in the RNC to keep track of the list of base stations for paging. Distance-based paging also allows the operator to configure very small paging areas in order to reduce the amount of radio bandwidth that frequent broadcast pages take away from normal user traffic. These considerations are especially important in page intensive applications such as push-to-talk.

Universal Access Gateway

Our UAG is based on a proprietary combination of capabilities to enable operators to deliver multimedia FMC services to a large number of subscribers.

Multimedia Service Delivery with Integrated Security & Mobility

We specifically designed our UAG to enable FMC services. Traditional network solutions such as virtual private network systems and session border controllers are unable to meet the demands of FMC networks. A key distinguishing capability of our UAG is the integration of three critical functions in a single carrier-grade, high-capacity network node: strict security; support for seamless subscriber mobility; and support for rich multimedia.

Using proprietary designs that include encryption and decryption, access control lists, firewalls and intrusion detection, our UAG will guard against security threats such as service theft, denial of service, session hijacking and compromised privacy. Our UAG will also hide the topology of the operator’s IP network from subscribers. Our UAG will support industry standard protocols, such as IPSec, IKEv2, EAP-AKA and EAP-SIM, to ensure full interoperability with a broad range of subscriber devices.

Our UAG can also enable secure mobility of the subscriber using protocols that ensure fast, seamless handoffs at network boundaries while maintaining security associations. Our UAG’s secure mobility system design based on the MOBIKE protocol supports very fast handoffs by integrating signaling for mobility and security.

Our UAG is also designed to support rich multimedia services with the capability to configure and enforce hundreds of thousands of policies. Our UAG uses deep packet inspection to examine critical fields in packet headers, allowing the UAG to distinguish between subscribers and application flows in order to enforce different policies. These capabilities will enable operators to offer differentiated services and ensure fair use of their network resources by their subscribers.

High-Capacity, Carrier-Grade Platform for Fixed-Mobile Convergence

Our UAG product is being implemented on a high-capacity, carrier-grade hardware platform. Based on the Advanced Telecommunications Computing Architecture and carrier-grade Linux operating system, this platform combines state-of-the-art, high speed interconnect technologies with significant improvements in reliability, availability and serviceability. A key component of this platform is a custom-designed packet processing module that includes network processors, a security processor and a general-purpose microprocessor. This powerful multi-processor architecture, along with a system software architecture that separates signaling and user traffic and provides real-time session mirroring, will enable the UAG to achieve high session capacity and high availability. Using proprietary switching interconnect designs and redundancy support mechanisms, such as real-time session redundancy and triple detection technology, our UAG will also enable fast switch-over to redundant modules in case of failure. A fast switch-over is critical for handling real-time applications such as voice and video. The UAG platform will allow flexible redundancy configurations for control processor, packet processing and intelligent I/O modules. The UAG platform is designed to support millions of subscribers and scale to 100s of gigabits-per-second throughput.

Flexible Policy Enforcement and Deep Packet Inspection

Our UAG can perform deep packet inspection, traffic classification and policy enforcement on a per-session or per-flow basis based on subscriber profiles or operator policies. This allows operators to offer differentiated services and provide for a subscriber’s use of network resources consistent with his profile and the operator’s policies. Our UAG will also perform proprietary call admission control and domain partitioning based on different service policies. Our UAG’s implementation will allow manual or dynamic policy configuration, and is designed to support up to hundreds of thousands of policies.

IP Network Management

Like our mobile network products, our UAG also uses an IP-based management system for its configuration and maintenance. This system offers users familiar web browser interfaces based on protocols such as XML for communication between the management system and UAG nodes.

Femtocells

Our femtocell technology will consist of:

•	a flat network architecture;

•	a flexible hardware architecture based on programmable processing elements;

•	an extensive software/firmware technology that will implement the radio, networking and security functions of a femtocell;

•	a suite of proprietary algorithms designed to optimize the performance and robustness of the femtocell system; and

•	a scalable service manager to facilitate the management of our femtocells by the network operator.

Our flat femtocell network architecture collapses the base station, RNC and packet data nodes of a macro-cellular RAN into a small femtocell access point. An essential element of this architecture is the UAG, which provides the critical security protections necessary for connecting femtocells to an operator’s core network using the public Internet. We believe that this linkage between our UAG and our femtocells will allow us to deliver differentiated features that enhance femtocell operation, while maintaining open standard interfaces to ensure vendor interoperability. Our network architecture is designed to provide flexible options to connect to a wireless operator’s core network, connecting either to existing circuit-switched core networks, which include mobile switching centers, or state-of-the-art packet-switched core networks based on the session initiation protocol or the IP multimedia system.

Our programmable hardware platform is designed to offer the ability to upgrade the software and firmware running on the femtocell after it has been installed in a user’s home, the ability to rapidly evolve our femtocell solution to take advantage of the latest available programmable processor technology and to rapidly develop low-cost hard-wired application-specific-integrated-circuits.

We believe that our extensive software and firmware solution for femtocells will implement the critical modulation and demodulation functions found in the physical layer and the scheduling and power and rate control functions found in the media access control layer. Our software and firmware solution will also implement all necessary radio network controller, packet data node and security functions.

Adapting macro-cellular RAN technology to small femtocells that support a wide range of existing mobile phones requires sophisticated signal processing and networking algorithms. We are developing these algorithms in the following technology areas:

•	managing interference between femtocells and between femtocell and macro cellular networks;

•	providing seamless handoffs as users cross between femtocell and macro cellular networks;

•	limiting access to a femtocell to authorized users;

•	acquiring accurate timing, frequency and location information; and

•	managing the use of a wireless operator’s spectrum.

Finally, our service manager will operate on a scalable server platform and implement unique methods to facilitate the easy and secure activation and maintenance of thousands of femtocells from a central location in the network using the public Internet.

Operators Deploying Our Products

We have sold channel card licenses for use by over 70 operators worldwide. These operators have purchased our products primarily through our OEM customers. The largest deployments to date include networks operated by the following operators:

•	Alltel (USA)	•	Sprint Nextel (USA)
•	Bell Mobility (Canada)	•	Telefonica (Latin America)
•	Eurotel (Czech Republic)	•	Verizon Wireless (USA)
•	Pelephone (Israel)

OEM Customers and Strategic Relationships

We have strategic relationships with four leading global communications equipment vendors — Nortel Networks, Nokia Siemens Networks, Thomson and Qualcomm. We believe these relationships provide several commercial advantages, including extended sales and marketing reach, reduced accounts receivable concerns and the mitigation of currency risk arising from the global nature of the network infrastructure business. Similarly, we believe these vendors benefit from our relationships by leveraging our R&D expertise, reducing the time-to-market for new products, and realizing incremental revenue from the sale of complementary hardware, software and services resulting from the incorporation of our technology into their products.

Nortel Networks

We have sold our EV-DO mobile network solutions primarily through Nortel Networks since 2001. Nortel Networks accounted for 99% of our revenue and 98% of our billings in fiscal 2007, 95% of our revenue and 94% of our billings in fiscal 2006 and 16% of our revenue and 98% of our billings in fiscal 2005. We originally entered into our OEM agreement with Nortel Networks for the development of our proprietary EV-DO Rev 0 technology, including base station channel card hardware and software, RNC software, and network management system software. The agreement is non-exclusive, contains no minimum purchase commitments, and sets forth the terms and conditions under which Nortel Networks licenses our proprietary EV-DO software. In 2005, Nortel Networks exercised its right under the OEM agreement to license, on a non-exclusive basis, our proprietary Rev A base station channel card hardware design to enable it to manufacture such hardware and derivatives thereof. These OEM base station channel cards are inserted into Nortel Network’s CDMA 2000 base stations and, under our agreement, operate exclusively with our EV-DO software. The term of the OEM agreement extends through January 1, 2009, with automatic annual renewals, unless either party gives 12 months prior notice of its intent not to renew. Nortel Networks also has the right to terminate the agreement at any time.

Nortel Networks has the option, under our agreement, to purchase from us the specification for communications among base stations, RNCs and network management systems. The specification would enable Nortel Networks to develop EV-DO software to work with the base station channel card software licensed from us and deployed in the networks of Nortel Networks’ operator customers. If Nortel Networks elects to exercise this option, Nortel Networks will pay us a fixed fee as well as a significant royalty on sales of current and future products that incorporate this interface specification. The royalty rate varies with annual volume but represents a portion of the license fees we currently receive from our sales to Nortel Networks. If Nortel Networks were to exercise the option, Nortel Networks would receive the current interface specification at the time of option exercise, updated with any upgrade then under development, plus one additional upgrade subject to a development agreement within a limited time after the option exercise for an additional fee. If Nortel Networks were in the future to develop its own EV-DO software, it could, by exercising this option, enable its own software to communicate with the base station channel cards currently installed in its customers’ networks.

Nokia Siemens Networks

In September 2007, we entered into an agreement with Nokia Siemens Networks to provide a joint UMTS solution to mobile operators, cooperating in marketing, sales and support. Airvana’s UMTS femtocell access point is being certified to interoperate with Nokia Siemens Network’s Femto Gateway. The agreement is non-exclusive and sets forth the forms under which we may use their propriety interface specifications to their products.

Thomson

In January 2008, we entered into a global sourcing agreement with Thomson to supply our UMTS femtocell technology. As a result of the agreement, Thomson will use Airvana’s femtocell products in conjunction with their own residential gateway offerings. The agreement is non-exclusive and sets forth the terms and conditions under which Thompson may purchase our femtocell products. The term of the agreement extends through January 2011, with automatic annual renewals. Either party may terminate the agreement with ninety (90) days notice.

Qualcomm

We have a supply and distribution agreement with Qualcomm for our ipBTS products. The agreement has no minimum purchase commitments and sets forth the terms and conditions under which Qualcomm may purchase such products. Qualcomm has the exclusive right in North America to distribute our ipBTS products for networks that are not intended to be permanently installed. The term of the agreement extends through July 28, 2009, with automatic annual renewals, unless either party gives 12 months’ prior notice of its intent not to renew.

Sales and Marketing

We market and sell our products both indirectly through our OEM customers and directly to wireless operator customers. To date, substantially all of our sales have been through our OEM customers. In addition to our sales and marketing efforts directed towards OEM customers, we augment the sales efforts of our OEM customers by working with their delivery and operational teams and assisting in the training and support of their sales personnel. Increasingly, an important part of our sales effort is creating demand for our products by working directly with operators. We foster relationships with operators by discussing technology trends, identifying market requirements, carrying out field support trials of our technologies in conjunction with teams from our OEM customers and providing training and education related to our technology. Through these contacts with our end-customers, we believe we are better able to understand their operations, incorporate feature and product requirements into our solutions and better track the technology needs of our end-customers.

As of December 30, 2007, we had 32 employees in sales and marketing.

Service and Support

We offer technical support services to our OEM customers and, in some cases, directly to wireless operators. Our OEM customers are responsible for handling basic first-level customer support, with our technical support personnel addressing complex issues related to our technologies.

Our service and support efforts are divided into two main categories: ongoing commercial network support, and pre-commercial or new network rollout support. Our ongoing customer support and services include live network product rollout, around-the-clock technical support, software and hardware maintenance services, emergency outage recovery and service ticket tracking and management. Pre-commercial support services include deployment optimization services, customer network engineering and on-site deployment work related to system configuration and integration with existing infrastructure.

We also provide customer consulting services including network and radio frequency deployment planning, network optimization and overall performance management. Our products and technology are sold with a full range of technical documentation, including planning, installation and operation guides. We also provide standard and customized training targeted at management, operational support personnel and network planners and engineers.

As of December 30, 2007, we had 29 employees in service and support.

Research and Development

Investment in research and development is at the core of our business strategy. As of December 30, 2007, we had 449 engineers in Chelmsford, Massachusetts, Bangalore, India and Cambridge, United Kingdom with significant expertise in digital communications, including wireless communications, IP and broadband networking. Our research and development organization is responsible for designing, developing and enhancing our software and hardware products, performing product testing and quality assurance activities, and ensuring the compatibility of our products with third-party platforms. Our research and development organization is also responsible for developing new algorithms and concepts for our existing and future products.

We have made substantial investments in product and technology development since our inception. Research and development expense totaled $42.9 million in fiscal 2005, $55.1 million in fiscal 2006 and $76.6 million in fiscal 2007. We expect our research and development expense to increase for certain product areas, primarily related to our investment in FMC products.

Manufacturing and Operations

We develop and test our software products in-house and outsource the manufacturing of the carrier-grade hardware components of our products. We believe that outsourcing the manufacturing of these hardware components enables us to conserve working capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products.

Competition

The market for network infrastructure products is highly competitive and rapidly evolving. The market is subject to changing technology trends, shifting customer needs and expectations and frequent introduction of new products. We believe we are able to compete successfully primarily on the basis of our expertise in all-IP wireless communication, the performance and reliability of our products and our OEM business model.

The nature of our competition varies by product. For our EV-DO products, we face competition from several of the world’s largest telecommunications equipment providers that offer either a directly competitive product or a product based on alternative technologies. Competitors include Alcatel-Lucent, Hitachi, Huawei, LG-Nortel and Samsung.

In our sales to OEM customers, we face the competitive risk that OEMs might seek to develop in-house alternative solutions to those currently licensed from us. Additionally, OEMs might elect to source technology from our competitors.

The market for FMC solutions is in its infancy. We expect to encounter competition from products already on the market, as well as new products to be developed. Our competition includes several public companies, including Cisco, Ericsson and Samsung, as well as several private companies, including Huawei.

Our current and potential new competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. In addition, many of our competitors have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. Our competitors may therefore be in a stronger position to respond quickly to new technologies and may be able to market or sell their products more effectively. Moreover, further consolidation in the communications equipment market could adversely affect our OEM customer relationships and competitive position. Our products may not continue to compete favorably and we may not be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering the markets in which we provide products.

Intellectual Property

We believe that our continued success depends in large part on our proprietary technology, the skills of our employees and the ability of our employees to continue to innovate and incorporate advances in wireless communication technology into our products. We regard our products and the internally-developed software embedded in our products as proprietary. The wireless industry is dominated by large vendors with significant intellectual property portfolios. To establish and protect our own intellectual property rights, we rely on a combination of patent, trademark, copyright and trade secret laws.

As of February 29, 2008, we had been issued 9 patents and had over 90 patent applications pending in the United States and in foreign jurisdictions.

We license our technology pursuant to agreements that impose restrictions on customers’ ability to use the technology, such as prohibiting reverse engineering and, in the case of software products, limiting the use of software copies and restricting access to our source code. We also seek to avoid disclosure of our intellectual property using contractual obligations, by requiring employees and consultants with access to our proprietary information to execute nondisclosure, non-compete and assignment of intellectual property agreements.

Despite our efforts to protect our intellectual property, our means to protect our intellectual property rights may be inadequate. Unauthorized parties may attempt to copy aspects of our products, obtain and use information that we regard as proprietary, or even elect to design around our current intellectual property rights. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and many foreign countries do not enforce their intellectual property laws as diligently as U.S. government agencies and private parties. Litigation and associated expenses may be necessary to enforce our property rights.

We have licensed from Qualcomm some of their EV-DO technology for use in our products. Our software also relies on certain application-specific integrated circuit, or ASIC, technology from Qualcomm used in EV-DO products. An inability to access these ASIC technologies could result in significant delays in our product releases and could require substantial effort to locate or develop replacement technology.

Many companies in the wireless industry have significant patent portfolios. These companies and other parties may claim that our products infringe their proprietary rights. We may become involved in litigation as a result of allegations that we infringe the intellectual property rights of others. For example, we have received letters from Wi-LAN Inc. asserting that some of our products infringe four issued United States patents and an issued Canadian patent relating to wireless communication technologies. A majority of our revenue to date has been derived from the allegedly infringing EV-DO products. We have evaluated various matters relating to Wi-LAN’s assertion and we do not believe that our products infringe any valid claim of the patents identified by Wi-LAN. However, we may seek to obtain a license to use the relevant technology from Wi-LAN. We cannot be certain that Wi-LAN would provide such a license or, if provided, what its economic terms would be. If we were to seek to obtain such a license, and such license were available from Wi-LAN, we could be required to make significant payments with respect to past and/or future sales of our products, and such payments may adversely affect our financial condition and operating results. If Wi-LAN determines to pursue claims against us for patent infringement, we might not be able to successfully defend against such claims.

Employees

As of December 30, 2007, we had 560 employees. Of these employees, approximately 130 are located in India, approximately 30 are located in the United Kingdom and the vast majority of the remainder is based in the United States. None of our employees is represented by a union or covered by a collective bargaining agreement.

Facilities

Our corporate headquarters is located in Chelmsford, Massachusetts, where we lease approximately 85,000 square feet of office space. This lease expires on April 30, 2012. We also lease approximately 31,000 square feet of space in Bangalore, India and approximately 9,000 square feet of space in Cambridge, United Kingdom.

Legal Proceedings

From time to time, we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Relating to Our Business

We depend on a single OEM customer, Nortel Networks, for almost all of our revenue and billings, and a significant shortfall in sales to Nortel Networks would significantly harm our business and operating results.

We derived almost all of our revenue and billings in each of the last several years from sales to a single OEM customer, Nortel Networks. Nortel Networks accounted for 99% of our revenue and 98% of our billings in fiscal 2007, 95% of our revenue and 94% of our billings in fiscal 2006 and 16% of our revenue and 98% of our billings in fiscal 2005 . Our contract with Nortel Networks can be terminated by Nortel Networks at any time and, in any event, does not contain commitments for future purchases of our products. The rate at which Nortel Networks purchases products from us depends on its success in selling to operators its own EV-DO infrastructure solutions that include our products. There can be no assurance that Nortel Networks will continue to devote and invest significant resources and capital to its wireless infrastructure business or that it will be successful in the future in such business. Nortel Networks might seek to develop internally, or acquire from a third party, alternative wireless solutions to those currently purchased from us. In addition, Nortel Networks may seek to develop an alternative solution by utilizing technology that has been developed by LG Electronics, with which Nortel Networks has a joint venture. Consolidation is common in the telecommunications industry. Should Nortel Networks merge its wireless infrastructure businesses with another telecommunications company, Nortel Networks could seek to deploy alternative solutions by utilizing technology that has been developed by the other company. We expect to derive a substantial majority of our revenue and billings in fiscal 2008 from Nortel Networks, and therefore any adverse change in our relationship with Nortel Networks, or a significant decline or shortfall in our sales to Nortel Networks, would significantly harm our business and operating results.

Because our OEM business model requires us to defer the recognition of most of our revenue from product sales until we deliver specified upgrades, our revenue in any period is not likely to be indicative of the level of our sales activity in that period.

We recognize revenue from the sale of products under our OEM agreements only after we deliver specified upgrades to those products that were committed at the time of sale. The period of development of these upgrades can range from 12 to 24 months after the date of commitment. As a result, most of our revenue in any quarter typically reflects license fees under our OEM agreements for products delivered and invoiced to customers several quarters earlier. For these products, we generally record the amount of the invoice as deferred revenue and then begin to recognize such deferred revenue as revenue upon delivery of the committed software upgrades. As a result, our revenue is not likely to be indicative of the level of our sales activity in any period. Due to our OEM business model, we expect that, for the foreseeable future, any quarter in which we recognize a significant amount of deferred revenue as a result of our delivery of a previously committed upgrade will be followed by one or more quarters of insignificant revenue as we defer revenue while we develop additional upgrades. Investors may encounter difficulties in tracking the performance of our business because our revenue will not reflect the level of our billings in any period, and these difficulties could adversely affect the trading price of our common stock.

Our revenue and billings growth may be constrained by our product concentration and lack of revenue diversification.

Almost all of our revenue and billings to date have been derived from sales of our EV-DO products, and we expect EV-DO revenues to remain a major contributor to revenue for the foreseeable future. Continued market acceptance of these products is critical to our future success. The future demand for our EV-DO products depends, in large part, on the continued expansion of the EV-DO-based wireless networks currently deployed by operators and determinations by additional operators to deploy EV-DO-based wireless networks. Demand for our EV-DO products also depends on our ability to continue to develop and deliver on a timely basis product upgrades to enable operators to enhance the performance of their networks and implement new mobile broadband services. Any decline in demand for EV-DO products, or inability on our part to develop and deliver product upgrades that meet the needs of operators, would adversely affect our business and operating results.

A majority of our current products are based exclusively on the CDMA2000 air interface standard for wireless communications, and therefore any movement by existing or prospective operator customers to a different standard could impair our business and operating results.

There are multiple competing air interface standards for wireless communications networks. A majority of our current products are based exclusively on the CDMA2000 air interface standard, which handles a majority of wireless subscribers in the United States. Other standards, such as GSM/UMTS, are currently the primary standards used by wireless operators in mobile networks worldwide. Our EV-DO products do not operate in networks using the GSM/UMTS standards.

We believe there are a limited number of operators that have not already chosen the air interface standard to deploy in their 3G wireless networks. Our success will therefore depend, to a significant degree, on whether operators that have currently deployed CDMA2000-based networks expand and upgrade their networks and whether additional operators that have not yet deployed 3G networks select CDMA2000 as their standard. Our business will be harmed if operators currently utilizing the CDMA2000 standard transition their networks to a competing standard and we have not at that time developed and begun to offer competitive products that are compatible with that standard. Our business will also be harmed if operators that have currently deployed both CDMA and GSM/UMTS networks determine to focus more of their resources on their GSM/UMTS networks.

The introduction of fourth generation wireless technology could reduce spending on our EV-DO products and therefore harm our operating results.

The standards for mobile broadband solutions are expected to evolve into a fourth generation of wireless standards, known as 4G. Wireless operators have announced plans to build networks based on the 4G standard. For example, Verizon Wireless recently announced its intent to build a 4G network using the Long Term Evolution, or LTE, standard and Sprint Nextel recently announced its intent to build a 4G network using WiMAX technology. The market for our existing EV-DO products is likely to decline if and when operators begin to delay expenditures for EV-DO products in anticipation of the availability of new 4G-based products. Our primary OEM customer, Nortel Networks, has publicly announced that it is developing 4G-based LTE and WiMAX products. We do not have an agreement to supply Nortel Networks with any 4G-based products. We believe that it is likely that Nortel Networks will choose to enter into partnerships for 4G-based products with one or more of our competitors or choose to develop these products internally.

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

It is difficult to anticipate the rate at which operators will deploy our wireless infrastructure products, the rate at which the use of new mobile broadband services will create demand for additional capacity, and the rate at which operators will implement significant product upgrades. For example, our product and service billings in fiscal 2006 reflected an increase in sales of software for OEM base station channel cards that support Rev A as operators ramped up their deployments of EV-DO infrastructure. Our product and service billings for the second half of fiscal 2007 was less than our product and service billings for the first half of fiscal 2007. We believe that several large operators completed their initial deployments of Rev A software in the first half of fiscal 2007 and then moderated their deployments over the remainder of the year. We do not expect significant additional deployments by these operators until subscriber use creates a need for additional capacity. The staged deployments of wireless infrastructure equipment by customers of both our existing and new OEMs are likely to continue to cause significant volatility in our quarterly operating results.

If demand for mobile broadband services does not develop as quickly as we anticipate, or develops in a manner that we do not anticipate, our revenue and billings may decline or fail to grow, which would adversely affect our operating results.

We derive, and expect to continue to derive, all of our revenue and billings from sales of mobile broadband infrastructure products. We expect demand for mobile broadband services to be the primary driver for growth of EV-DO networks. The market for mobile broadband services is relatively new and still evolving, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. The level of demand and market acceptance for these services may be adversely affected by factors that limit or interrupt the supply of mobile phones designed for EV-DO networks. For example, an order, currently under appeal, that was issued in 2007 by the United States International Trade Commission in a patent dispute between Broadcom Corporation and Qualcomm, which barred importation into the United States of some Qualcomm chips that are used in EV-DO mobile phones may have the effect of hampering demand for mobile broadband services. Another expected driver for the growth of EV-DO networks is VoIP. The migration of voice traffic to EV-DO networks will depend on many factors outside of our control. If the demand for VoIP and other mobile broadband services does not grow, or grows more slowly than expected, the need for our EV-DO products would be diminished and our operating results would be significantly harmed.

Deployments of our EV-DO products by two large wireless operators account for a substantial majority of our revenue and billings, and a decision by these operators to reduce their use of our products would harm our business and operating results.

A substantial portion of our cumulative billings for fiscal 2006 and fiscal 2007 are attributable to sales of our EV-DO products by Nortel Networks to two large wireless operators in North America. Our sales of EV-DO products currently depend to a significant extent on the rate at which these operators expand and upgrade their CDMA networks. Our business and operating results would be harmed if either of these operators were to select a wireless network solution offered by a competitor or for any other reason were to discontinue or reduce the use of our products or product upgrades in their networks.

If the market for our FMC products does not develop as we expect, or our FMC products do not achieve sufficient market acceptance, our business will suffer.

We are developing our FMC products so that operators may offer mobile broadband services using wireline broadband connections and a combination of mobile and Wi-Fi networks. We do not expect to have meaningful sales of our FMC products until the second half of 2008 or early 2009, depending on operators’ deployment plans. However, it is possible that the market for our FMC products will not develop as we expect. Even if a market for our FMC products develops, it is uncertain whether our FMC products will achieve and sustain high levels of demand and market acceptance. Our ability to sell our FMC products will depend, in part, on factors outside our control, such as the commercial availability and market acceptance of mobile phones designed to support FMC applications and the market acceptance of femtocell access point products. The market for our FMC products may be smaller than we expect, the market may develop more slowly than we expect or our competitors may develop alternative technologies that are more attractive to operators. Our FMC products are an important component of our growth and diversification strategy and, therefore, if we are unable to successfully execute on this strategy, our sales, billings and revenues could decrease and our operating results could be harmed.

Our future sales will depend on our success in generating sales to a limited number of OEM customers, and any failure to do so would have a significant detrimental effect on our business.

There are a limited number of OEMs that offer EV-DO solutions, several of which have developed their own EV-DO technology internally and, therefore, do not require solutions from us. We currently have agreements with two OEM customers. We do not expect to commence significant sales to one of these OEM customers in the immediate future because the market for the products that we are developing for this customer is still developing. The market for our FMC products is still developing. We currently have one agreements with an OEM customer to deliver our UMTS femtocell products, but have not yet had any sales to this customer. Our operating results for the foreseeable future will depend to a significant extent on our ability to effect sales to our existing CDMA and UMTS OEM customers and to establish new OEM relationships. Our OEM customers have substantial purchasing power and leverage in negotiating pricing and other contractual terms with us. In addition, further consolidation in the communications equipment market could adversely affect our OEM customer relationships. If we fail to generate significant product and service billings through our existing OEM relationships or if we fail to establish significant new OEM relationships, we will not be able to achieve our anticipated level of sales and our results of operations will suffer.

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

For example, in 2006, we received a letter from Wi-LAN Inc. asserting that some of our EV-DO products infringe two issued United States patents and an issued Canadian patent relating to wireless communication technologies. A majority of our revenue to date has been derived from the allegedly infringing EV-DO products. We have evaluated various matters relating to Wi-LAN’s assertion and we do not believe that such products infringe any valid claim of the patents identified by Wi-LAN in that letter. In November 2007, we received an additional letter from Wi-LAN asserting that some of our other products infringe one of the previously identified United States patents and that the products identified in the first letter and some of our other products infringe two other United States patents. We have evaluated Wi-LAN’s claims related to the products and patents identified in its November 2007 letter and we do not believe that our products infringe any valid claim of the patents identified by Wi-LAN in that letter. Under certain circumstances we may seek to obtain a license to use the relevant technology from Wi-LAN. We cannot be certain that Wi-LAN would provide such a license or, if provided, what its economic terms would be. If we were to seek to obtain such a license, and such license were available from Wi-LAN, we could be required to make significant payments with respect to past and/or future sales of our products, and such payments may adversely affect our financial condition and operating results. If Wi-LAN determines to pursue claims against us for patent infringement, we might not be able to successfully defend against such claims.

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

We depend on sole sources for certain components of our products and also rely on contract manufacturers for the production of our hardware products. We have not entered into long-term agreements with any of our suppliers. We depend on several software vendors for the operating system and other capabilities used in our products. In addition, we and one of our OEM customers purchase from Qualcomm the cell site modem chips used in any base station and base station channel cards. If these cell site modem chips were to become unavailable to us or to our OEM customers, it would take us a significant period of time to develop alternative solutions and it is likely that our operating results would be significantly harmed.

The market for network infrastructure products is highly competitive and continually evolving, and if we are not able to compete effectively, we may not be able to continue to expand our business as expected and our business may suffer.

The market for network infrastructure products is highly competitive and rapidly evolving. The market is subject to changing technology trends, shifting customer needs and expectations and frequent introduction of new products. We expect competition to persist and intensify in the future as the market for network infrastructure products grows and new and existing competitors devote considerable resources to introducing and enhancing products. For our EV-DO products, we face competition from several of the world’s largest telecommunications equipment providers that provide either a directly competitive product or a product based on alternative technologies, including Alcatel-Lucent, Hitachi, Huawei, LG-Nortel and Samsung. In our sales to OEM customers, we face the competitive risk that OEMs might seek to develop internally alternative solutions to those currently purchased from us. Additionally, our OEM customers might elect to purchase technology from our competitors. For our FMC products, our competition includes several public companies, including Cisco and Ericsson, as well as several private companies such as Huawei. In the air-to-ground markets, the competitive environment is less developed but, as the market grows, we believe the competitive pressures in this market may increase.

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

Under our OEM agreement with Nortel Networks, Nortel Networks has the option to purchase from us the specification for communications among base stations, radio network controllers and network management systems. The specifications would enable Nortel Networks to develop EV-DO software to work with the base station channel card software licensed from us and deployed in the networks of its wireless operator customers. If Nortel Networks elects to exercise this option, Nortel Networks will pay us a fixed fee as well as a significant royalty on sales of current and future products that incorporate this specification. The royalty rate varies with annual volume but represents a portion of the license fees we currently receive from our sales to Nortel Networks. If Nortel Networks were to exercise the option, Nortel Networks would receive the current interface specification at the time of option exercise, updated with an upgrade then under development, plus one additional upgrade subject to a development agreement within a limited time after the option exercise for an additional fee. If Nortel Networks were in the future to develop its own EV-DO software, it could, by exercising this option, enable its own software to communicate with the base station channel cards currently installed in its customers’ networks.

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

Our success depends to a degree upon the protection of our software, hardware designs and other proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality provisions in agreements with employees, contract manufacturers, consultants, customers and other third parties to protect our intellectual property rights. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed. For example, if a competitor were to gain use of certain of our proprietary technology, it might be able to develop and manufacture similarly designed and equipped mobile broadband solutions at a reduced cost, which could result in a decrease in demand for our products. Furthermore, we have adopted a strategy of seeking limited patent protection both in the United States and in foreign countries with respect to the technologies used in or relating to our products. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, thereby causing great harm to our business. In addition, if we resort to legal proceedings to enforce our intellectual property rights, the proceedings could become burdensome and expensive, even if we were to prevail.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, including our President and Chief Executive Officer, Chief Technical Officer, and Vice President of Marketing and Business Development. None of these officers is a party to an employment agreement with us, and any of them therefore may terminate employment with us at any time with no advance notice. The replacement of these officers likely would involve significant time and costs, and the loss of these officers may significantly delay or prevent the achievement of our business objectives.

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

Our international operations subject us to additional risks that can adversely affect our operating results.

We have sales personnel in seven countries worldwide, approximately 130 engineers in Bangalore, India and approximately 30 engineers in Cambridge, United Kingdom. We expect to continue to add personnel in foreign countries, especially at our Bangalore, India and Cambridge, United Kingdom facilities. Our international operations subject us to a variety of risks, including:

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

If wireless devices pose safety risks, we may be subject to new regulations, and demand for our products and those of our licensees and customers may decrease.

Concerns over the effects of radio frequency emissions, even if unfounded, may have the effect of discouraging the use of wireless devices, which would decrease demand for our products and those of our licensees and customers. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless phones and other wireless devices. In addition, interest groups have requested that the FCC investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and other medical devices. Concerns have also been expressed over the possibility of safety risks due to a lack of attention associated with the use of wireless devices while driving. Any legislation that may be adopted in response to these expressions of concern could reduce demand for our products and those of our licensees and customers in the United States as well as foreign countries.

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

The holders of approximately 45.6 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements under the Securities Act or to include their shares in registration statements that we may file in the future for ourselves or other stockholders. If we register their shares of common stock following the expiration of these lock-up agreements, they can sell those shares in the public market.

Our directors and management will exercise significant control over our company.

Our directors and executive officers and their affiliates beneficially owned a majority of our outstanding common stock as of December 30, 2007. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Although we paid a special cash dividend on our capital stock in April 2007, we do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, stockholders are not likely to receive any dividends on shares of common stock for the foreseeable future.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease approximately 85,000 square feet of office space in Chelmsford, Massachusetts pursuant to leases that expire in April 2012. We lease approximately 31,000 square feet of office space in Bangalore, India pursuant to a lease that expires in December 2011. We lease approximately 9,000 square feet of office space in Cambridge, United Kingdom pursuant to a leases that expires in December 2011. We also maintain sales offices in Dallas, Texas; Madrid, Spain; Darmstadt, Germany; Beijing, China; Seoul, Korea; and Tokyo, Japan. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the Nasdaq Global Market under the symbol “AIRV” since our initial public offering on July 19, 2007. Prior to our initial public offering, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Nasdaq Global Market.

	High	Low

Third Quarter 2007 (from July 19, 2007)	$8.35	$5.03
Fourth Quarter 2007	$7.40	$5.53

The last reported sale price for our common stock on the Nasdaq Global Market on February 15, 2008 was $5.05 per share.

As of February 15, 2008, there were 340 stockholders of record of our common stock.

Recent Sales of Unregistered Securities

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Public Offering of Common Stock

In July 2007, we completed our initial public offering of common stock, or IPO, pursuant to a Registration Statement on Form S-1 (Registration No. 333-142210), which the SEC declared effective on July 19, 2007. Pursuant to the registration statement, we registered the offering and sale of, and sold, an aggregate of 8,300,000 shares of our common stock, at a price of $7.00 per share. Our IPO closed on July 25, 2007. The underwriters of our IPO were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Deutsche Bank Securities Inc. and UBS Securities LLC.

We raised a total of $58.1 million in gross proceeds from our IPO, or approximately $50.8 million in net proceeds after deducting underwriting discounts and commissions of approximately $4.1 million and other estimated offering costs of approximately $3.2 million. No payments for such expenses were made, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities or any of our other affiliates. We have applied the net proceeds from our IPO to working capital, which amount has exceeded the net proceeds raised in our IPO. None of the net proceeds from our IPO were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities or any of our other affiliates.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on July 20, 2007, the date on which our common stock was first publicly traded, to the close of the last trading day of 2007, in each of (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones Wilshire 5000 Telecommunications Equipment Index, or DJ Wilshire Telecommunications Index.

COMPARISON OF 5 MONTH CUMULATIVE TOTAL RETURN*
Among Airvana, Inc., The NASDAQ Composite Index
And The DJ Wilshire Telecommunications Index

	7/20/07	7/31/2007	8/31/2007	9/30/2007	10/31/2007	11/30/2007	12/30/2007
Airvana, Inc.	100.00	97.63	84.24	84.38	98.05	88.15	77.96
NASDAQ Composite Index	100.00	97.96	99.72	104.59	110.62	102.62	102.20
DJ Wilshire Telecommunications Index	100.00	98.07	97.76	101.98	100.08	92.33	94.99

*	$100 invested on 7/20/07 in stock or 6/30/2007 in index-including reinvestment of dividends.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period. Our fiscal year ends on the Sunday closest to December 31. The consolidated statement of operations data for the fiscal years ended 2005, 2006 and 2007 and the selected consolidated balance sheet data as of December 31, 2006 and December 30, 2007 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended 2003 and 2004, and the consolidated balance sheet data as of December 28, 2003, January 2, 2005, and January 1, 2006 are derived from audited consolidated financial statements, which are not included in this Annual Report.

We recognize revenue from the sale of products and services under our OEM agreements only after we deliver specified software upgrades that were committed at the time of sale. We record as deferred revenue the product and service billings that we are unable to recognize as revenue. This revenue is recognized later upon delivery of these specified software upgrades. As a result, we believe that our revenue, taken in isolation, provides limited insight into the performance of our business. Therefore, we also present in the following tables: product and service billings, which reflects our sales activity in a period; cost related to product and service billings, which reflects the cost associated with our product and service billings; gross profit on product and service billings, which reflects our product and service billings less cost related to product and service billings; operating income on product and service billings, which represents gross profit on billings less operating expenses; deferred revenue at the end of the period, which reflects the cumulative billings that we were unable to recognize under our revenue recognition policy; deferred product cost at the end of a period, which reflects the cost associated with our deferred revenue; and cash flow from operating activities. We evaluate our performance by assessing our product and service billings and the cost related to product and service billings, in addition to other financial metrics presented in accordance with GAAP.

	Fiscal Year
	2003	2004	2005	2006	2007
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue	$6,978	$3,617	$2,347	$170,270	$305,785
Cost of revenue	5,537	4,453	6,533	45,295	41,904

Gross profit (loss)	1,441	(836)	(4,186)	124,975	263,881
Operating expenses:
Research and development	10,089	22,040	42,922	55,073	76,638
Sales and marketing	3,582	4,665	5,237	7,729	12,055
General and administrative	1,201	2,068	3,253	5,068	7,453
In-process research and development	—	—	—	—	2,340

Total operating expenses	14,872	28,773	51,412	67,870	98,486

Operating (loss) income	(13,431)	(29,609)	(55,598)	57,105	165,395
Interest (expense) income, net	(93)	485	3,459	6,602	9,846

(Loss) income before tax expense (benefit) and cumulative effect of change in accounting principle	(13,524)	(29,124)	(52,139)	63,707	175,241
Income tax expense (benefit)	8	5	10,875	(10,742)	21,898

(Loss) income before cumulative effect of change in accounting principle	(13,532)	(29,129)	(63,014)	74,449	153,343
Cumulative effect of change in accounting principle	—	—	—	(330)	—

Net (loss) income	$(13,532)	$(29,129)	$(63,014)	$74,119	$153,343

Net (loss) income per common share:
Basic	$(2.03)	$(3.20)	$(5.42)	$1.21	$2.63
Diluted	$(2.03)	$(3.20)	$(5.42)	$1.12	$2.19
Shares used in computing net (loss) income per common share:
Basic	9,879	11,409	12,959	13,542	36,238
Diluted	9,879	11,409	12,959	18,947	43,496

	Fiscal Year
	2003	2004	2005	2006	2007
	(In thousands)

Other GAAP and Non-GAAP Financial Data:
Product and service billings (“Billings”)(1)	$16,660	$106,149	$157,420	$140,564	$142,174
Cost related to Billings(2)	7,303	28,700	45,303	12,543	8,740
Gross profit on Billings(3)	9,357	77,449	112,117	128,021	133,434
Operating (loss) income on Billings(4)	(5,515)	48,676	60,705	60,151	34,948
Deferred revenue, at end of period	15,519	118,051	273,124	243,418	79,978
Deferred product cost, at end of period	3,949	28,196	66,966	34,214	1,050
Cash flow from operating activities	(1,687)	43,028	67,390	25,138	91,771

			As of
	December 28,	January 2,	January 1,	December 31,	December 30,
	2003	2005	2006	2006	2007

Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$33,745	$72,321	$135,470	$160,123	$221,963
Working capital	26,540	69,689	11,225	3,253	131,886
Total assets	41,860	117,436	219,547	264,207	262,740
Indebtedness	1,999	—	—	—	—
Redeemable convertible preferred stock	107,064	114,458	121,714	130,042	—
Total stockholders’ (deficit) equity	(84,583)	(120,796)	(190,657)	(122,790)	145,175

(1)	Billings represents amounts invoiced for products and services delivered and services to be delivered to our customers for which payment is expected to be made in accordance with normal payment terms. For software-only products sold to OEM customers, we invoice only upon notification of sale by our OEM customers. We use Billings to assess our business performance and as a critical metric for our incentive compensation program. We believe Billings is a consistent measure of our sales activity from period to period. Billings is not a GAAP measure and does not purport to be an alternative to revenue or any other performance measure derived in accordance with GAAP. The following table reconciles revenue to Billings:

	Fiscal Year
	2003	2004	2005	2006	2007
	(In thousands)

Revenue	$6,978	$3,617	$2,347	$170,270	$305,785
Deferred revenue, at end of period	15,519	118,051	273,124	243,418	79,978
Less: Deferred revenue acquired	—	—	—	—	(171)
Less: Deferred revenue, at beginning of period	(5,837)	(15,519)	(118,051)	(273,124)	(243,418)

Billings	$16,660	$106,149	$157,420	$140,564	$142,174

(2)	Cost related to Billings represents the cost directly attributable to products and services delivered and invoiced to our customers in the period. We record product cost related to Billings as deferred product cost until such time as the related deferred revenue is recognized upon the delivery of specified software upgrades. When we recognize revenue, the related deferred product cost is expensed as cost of revenue. We believe that cost related to Billings is an important measure of our operating performance. Cost related to Billings is not a GAAP measure and does not purport to be an alternative to cost of revenue or any other performance measure derived in accordance with GAAP. The following table reconciles cost of revenue to cost related to Billings:

	Fiscal Year
	2003	2004	2005	2006	2007
	(In thousands)

Cost of revenue	$5,537	$4,453	$6,533	$45,295	$41,904
Deferred product cost, at end of period	3,949	28,196	66,966	34,214	1,050
Less: Deferred product cost, at beginning of period	(2,183)	(3,949)	(28,196)	(66,966)	(34,214)

Cost related to Billings	$7,303	$28,700	$45,303	$12,543	$8,740

(3)	Gross profit on Billings represents Billings less cost related to Billings. We believe that gross profit on Billings is an important measure of our operating performance. Gross profit on Billings is not a GAAP measure and does not purport to be an alternative to gross profit or any other performance measure derived in accordance with GAAP. The following table reconciles gross profit to gross profit on Billings.

	Fiscal Year
	2003	2004	2005	2006	2007
	(In thousands)

Gross (loss) profit	$1,441	$(836)	$(4,186)	$124,975	$263,881
Deferred revenue, at end of period	15,519	118,051	273,124	243,418	79,978
Less: Deferred revenue acquired	—	—	—	—	(171)
Less: Deferred revenue, at beginning of period	(5,837)	(15,519)	(118,051)	(273,124)	(243,418)
Deferred product cost, at beginning of period	2,183	3,949	28,196	66,966	34,214
Less: Deferred product cost, at end of period	(3,949)	(28,196)	(66,966)	(34,214)	(1,050)

Gross profit on Billings	$9,357	$77,449	$112,117	$128,021	$133,434

(4)	Operating (loss) income on Billings represents gross profit on Billings less operating expenses. We believe that operating (loss) income on Billings is an important measure of our operating performance. Operating (loss) income on Billings is not a GAAP measure and does not purport to be an alternative to operating (loss) income or any other performance measure derived in accordance with GAAP. The following table reconciles operating (loss) profit to operating (loss) profit on billings.

	Fiscal Year
	2003	2004	2005	2006	2007
	(In thousands)

Operating (loss) profit	$(13,431)	$(29,609)	$(55,598)	$57,105	$165,395
Deferred revenue, at end of period	15,519	118,051	273,124	243,418	79,978
Less: Deferred revenue acquired	—	—	—	—	(171)
Less: Deferred revenue, at beginning of period	(5,837)	(15,519)	(118,051)	(273,124)	(243,418)
Deferred product cost, at beginning of period	2,183	3,949	28,196	66,966	34,214
Less: Deferred product cost, at end of period	(3,949)	(28,196)	(66,966)	(34,214)	(1,050)

Operating (loss) profit on billings	$(5,515)	$48,676	$60,705	$60,151	$34,948

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenues, billings or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. Our software and hardware products, which are based on IP technology, enable wireless networks to deliver broadband-quality multimedia services to mobile phones, laptop computers and other mobile devices. These services include Internet access, e-mail, music downloads, video, IP-TV, gaming, push-to-talk and voice-over-IP.

Most of our current products are based on a wireless communications standard known as EV-DO. In 2002, we began delivering commercial infrastructure products based on the first generation EV-DO standard known as Rev 0. The second generation EV-DO standard is known as Rev A, and supports push-to-talk, voice-over-IP and faster Internet services. During the third quarter of fiscal 2006, Nortel Networks began delivering our Rev 0 software products in conjunction with OEM base station channel cards that can be upgraded with software that we are developing to utilize Rev A. In April 2007, we delivered our Rev A software release.

We are also conducting trials of and developing new products to expand our business. Our FMC products enable operators to take advantage of wireline broadband connections that already exist in most offices and homes to deliver wireless services through a combination of mobile and Wi-Fi networks. Our FMC products will include versions to support CDMA, UMTS and WiMAX networks. Our FMC products are an important component of our growth and diversification strategy. We do not expect to commence commercial shipments of FMC products until the second half of fiscal 2008. We also utilize our mobile broadband technology and products in specialized market segments that need their own mobile networks.

We were founded in March 2000 and sold our first product in the second quarter of fiscal 2002. Our growth has been driven primarily by sales through our OEM customers to wireless operators already using our EV-DO products as they increase the capacity and geographic coverage of their networks, and by an increase in the number of wireless operators that decide to deploy our EV-DO products on their networks. We have sold approximately 45,000 channel card licenses for use by over 70 operators worldwide. In fiscal 2006, sales to Nortel Networks accounted for 95% of our revenue and 94% of our product and service billings. In fiscal 2007, Nortel Networks accounted for 99% of our revenue and 98% of our product and service billings.

In October 2006, we entered into an agreement to develop an EV-DO product for Alcatel-Lucent. Based upon a recent reassessment of the commercial opportunity for this product, we have mutually agreed with Alcatel-Lucent to stop funding this project.

In April 2007, we acquired 3Way Networks Limited, a United Kingdom-based provider of femtocell products stations and solutions for UMTS networks, for an aggregate purchase price of approximately $11.0 million in cash and 441,845 shares of common stock. The acquisition furthers our strategy to address the UMTS market and to deliver FMC and in-building mobile broadband solutions.

In July 2007, we completed our IPO, in which we sold and issued 8.3 million shares of our common stock at an issue price of $7.00 per share. We raised a total of $58.1 million in gross proceeds from our IPO, or $50.8 million in net proceeds after deducting underwriting discounts and commissions of $4.1 million and other offering costs of approximately $3.2 million.

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

In September 2007, we entered into an agreement with Nokia Siemens Networks to certify interoperability of our UMTS femtocell product with Nokia Siemens Network’s femto gateway product. We and Nokia Siemens Networks plan to provide a joint solution to operators, and cooperate in joint marketing, sales and support programs. The agreement is non-exclusive and sets forth the forms under which we may use their property interface specifications to their products.

In January 2008, we entered into a global sourcing agreement with Thomson to supply its UMTS femtocell technology. As a result of the agreement, Thomson will use Airvana’s femtocell products in conjunction with its own residential gateway offerings. The agreement is non-exclusive and sets forth the terms and conditions under which Thompson may purchase our femtocell products. The term of the agreement extends through January 2011, with automatic annual renewals. Either party may terminate the agreement with ninety (90) days notice.

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

(5)	When software upgrade C is delivered in Period 4, all remaining deferred revenue from the time of the commitment of software upgrade C, which consists of deferred revenue from billings of software release A and software upgrade B, is recognized because no commitments are outstanding.

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

Product Revenue.  Our product revenue is currently derived from the sale of our EV-DO mobile network products that are used by wireless operators to provide mobile broadband services. These products include three major components: base stations or OEM base station channel cards; RNCs; and network management systems. We have sold OEM base station channel cards both as hardware/software combinations and as software licenses when the OEM customer chooses to have the hardware manufactured for it by a third party. RNCs and network management systems are usually sold as software licenses as the OEM customer buys the hardware from another vendor. Almost all of our revenue and product and service billings to date have been derived from sales of our EV-DO products through our OEM agreement with Nortel Networks.

We first derived revenue and product and service billings in fiscal 2002 from the sale of first generation EV-DO mobile network products based on the Rev 0 version of the standard. Prior to the third quarter of fiscal 2006, we sold Rev 0-based base station channel cards, which were manufactured for us by a third party, and licensed Rev 0 software for these OEM base station channel cards, as well as for RNCs and network management systems. In connection with the transition to products based on the Rev A version of the standard, Nortel Networks exercised its right to license our hardware design in order to manufacture the OEM base station channel cards that support Rev A instead of purchasing this hardware from us. As a result, beginning in the third quarter of fiscal 2006, our product sales to Nortel Networks are derived solely from the license of software, specifically Rev 0 and Rev A software for OEM base station channel cards, RNCs and network management systems, as well as Rev A software upgrades.

Under our revenue recognition policy, as described above, we recognize revenue from sales to an OEM customer only when we deliver a specified upgrade that we have previously committed. When we commit to an additional upgrade before we have delivered a previously committed upgrade, we defer all revenue from product sales after the date of such commitment until we deliver the additional upgrade.

Our product revenue in fiscal 2006 consisted primarily of software license fees and hardware shipments to our primary OEM customer from fiscal 2002 through the first quarter of fiscal 2005, which is when we made an additional commitment for a specified future software upgrade. We refer to that software upgrade as our April 2005 specified upgrade. In April 2007, we delivered our April 2005 specified upgrade. As a result, we recognized product revenue of $141.5 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from April 2005 through September 2006, which is when we made another commitment for a specified future software upgrade. We refer to that software upgrade as our September 2006 specified upgrade. In the fourth quarter of fiscal 2007, we delivered our September 2006 specified upgrade. As a result, we recognized product revenue of $137.4 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from September 2006 through June 2007, which is when we made another commitment for a specified future software upgrade, which we refer to as the June 2007 specified upgrade. In December 2007, we made an additional commitment to a specified upgrade, which we refer to as the December 2007 specified upgrade. As of December 30, 2007, there were two specified software upgrades that we had not yet delivered, the June 2007 specified upgrade that we expect to deliver in the second quarter of fiscal 2008 and the December 2007 specified upgrade that we expect to deliver in the fourth quarter fiscal 2008.

Service Revenue.  Our service revenue is derived from support and maintenance services for our EV-DO products and other professional services, including training. Our support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in our software. Our annual support and maintenance fees are based on a fixed-dollar amount associated with, or a percentage of the initial sales price for, the applicable hardware and software products. Included in the price for the product, we provide maintenance and support during our product warranty period, which is two years for our base station channel cards and one year for our software products. When VSOE of fair value for maintenance and support services exists, we allocate a portion of the initial product revenue to the maintenance and support services provided during the warranty period based on the fees we charge for annual support and maintenance and the length of the warranty period. This revenue is also deferred with the associated product revenue until such time as all outstanding specified future software upgrades at the time of shipment or sale are delivered, at which time a pro rata portion of the revenue is recognized over the remainder the applicable warranty period.

When VSOE of fair value for maintenance and support services does not exist, revenue is deferred and recognized ratably over the warranty period. If there are outstanding specified upgrades at the time of shipment, revenue is deferred until such time as all upgrades are delivered. At the time of the delivery of the specified upgrade, we recognize the earned product, support and maintenance revenue and the unearned product, support and maintenance revenue is recognized over the remainder of the applicable maintenance period. In connection with an amendment to our OEM arrangement with Nortel Networks dated September 28, 2007, we can no longer assert VSOE of fair value for maintenance and support services to Nortel Networks.

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

Our product and service billings were $157.4 million in fiscal 2005, $140.6 million in fiscal 2006 and $142.2 million in fiscal 2007. Product and service billings to Nortel Networks were 98% of billings in fiscal 2005, 94% of billings in fiscal 2006, and 98% of billings in 2007.

The following table reconciles revenue to product and service billings:

	Fiscal Year
	2005	2006	2007

Revenue	$2,347	$170,270	$305,785
Deferred revenue, at end of period	273,124	243,418	79,978
Less: Deferred revenue acquired	—	—	(171)
Less: Deferred revenue, at beginning of period	(118,051)	(273,124)	(243,418)

Product and service billings	$157,420	$140,564	$142,174

Deferred Revenue

Product and service billings for invoiced shipments and software license fees, and related maintenance services for which revenue is not recognized in the current period are recorded as deferred revenue. Deferred revenue increases each fiscal period by the amount of product and service billings that are deferred in the period and decreases by the amount of revenue recognized in the period. We classify deferred revenue that we expect to recognize during the next twelve months as current deferred revenue on our balance sheet and the remainder as long-term deferred revenue. As of December 30, 2007, $79.9 million of deferred revenue is included in current liabilities and $0.1 million of deferred revenue is included in long-term liabilities.

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

Deferred Product Cost

Cost related to product billings for invoiced shipments and software-only license fees for which revenue is not recognized in the current period is recorded as deferred product cost. Deferred product cost increases each fiscal period by the amount of product cost associated with product billings that are deferred in the period and decreases by the amount of product cost associated with revenue recognized in the period. We classify deferred product cost that we expect to recognize during the next twelve months as current deferred product cost on our balance sheet and the remainder as long term deferred product cost. All $1.1 million of deferred product cost at December 30, 2007 is included in current assets.

Gross Profit

Our gross profit varies from period to period according to the mix of revenue from hardware products, software products and services revenue. Our gross profit for the year ended December 30, 2007 represents an accumulation of revenue less related product cost associated with OEM product shipments and software license fees from the second quarter of fiscal 2005 through the second quarter of fiscal 2007.

Gross Profit on Billings

Our gross profit on billings, which is a non-GAAP measure, varies from period to period according to the mix of billings from hardware products, software products and services. Our gross profit on billings for the year ended December 30, 2007 represents product and service billings less cost related to product and service billings associated with OEM product shipments and software license fees for fiscal 2007.

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

Based on current stock option grants, we expect to recognize a future expense for non-vested options of $23.8 million over a weighted-average period of 4.2 years as of December 30, 2007. We expect stock-based compensation expense will increase for the foreseeable future as we expect to continue to grant stock-based incentives to our employees.

Operating Income on Billings

Operating income on billings, which is a non-GAAP measure, varies from period to period according to the amount of gross profit on billings less operating expenses for the period.

Interest Income, Net

Interest income, net, primarily relates to interest earned on our cash, cash equivalents and investments. In fiscal 2007, interest income was partially offset by interest expense from our outstanding debt and non-cash interest expense relating to our preferred stock warrants.

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

Cash and Investments

We had unrestricted cash and cash equivalents and investments totaling $160.1 million as of December 31, 2006 and $222.0 million as of December 30, 2007, respectively. Our existing cash and cash equivalents and investments are invested primarily in money market funds and high-grade commercial paper (A1+/P1) and high grade corporate notes (A1/A+). We do hold investments in AAA rated credit card asset backed securities, which are short term, actively traded and highly liquid. However, we do not invest in any other types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.

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

Revenue Recognition

We derive revenue from the licensing of software products and software upgrades; the sale of hardware products, maintenance and support services; and the sale of professional services, including training. Our products incorporate software that is more than incidental to the related hardware. Accordingly, we recognize revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, No. 97-2, Software Revenue Recognition.

Under multiple-element arrangements where several different products or services are sold together, we allocate revenue to each element based on VSOE of fair value. We use the residual method when fair value does not exist for one or more of the delivered elements in a multiple-element arrangement. Under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized when earned. For a delivered item to be considered a separate element, the undelivered items must not be essential to the functionality of the delivered item and there must be VSOE of fair value for the undelivered items in the arrangement. Fair value is generally limited to the price charged when the we sell the same or similar element separately or, when applicable, the stated substantive renewal rate. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. For example, in situations where we sell a product during a period when we have a commitment for the delivery or sale of a future specified software upgrade, we defer revenue recognition until the specified software upgrade is delivered.

Significant judgments in applying the accounting rules and regulations to our business practices principally relate to the timing and amount of revenue recognition given our current concentration of revenues with one customer andour inability to establish VSOE of fair value for specified software upgrades.

We sell our products primarily through OEM arrangements with telecommunications infrastructure vendors such as Nortel Networks. We have collaborated with our OEM customers on a best efforts basis to develop initial product features and subsequent enhancements for the products that are sold by a particular OEM to its wireless operator customers. For each OEM customer, we expect to continue to develop products based on our core technology that are configured for the requirements of the OEM’s base stations and its operator customers.

This business practice is common in the telecommunications equipment industry and is necessitated by the long planning cycles associated with wireless network deployments coupled with rapid changes in technology. Large and complex wireless networks support tens of millions of subscribers and it is critical that any changes or upgrades be planned well in advance to ensure that there are no service disruptions. The evolution of our infrastructure technology therefore must be planned, implemented and integrated with the wireless operator’s plans for deploying new applications and services and any equipment or technology provided by other vendors.

Given the nature of our business, the majority of our sales are generated through multiple-element arrangements comprised of a combination of product, maintenance and support services and, importantly, specified product upgrades. We have established a business practice of negotiating with OEMs the pricing for future purchases of new product releases and specified software upgrades. We expect that we will release one or more optional specified upgrades annually. To determine whether these optional future purchases are elements of current purchase transactions, we assess whether such new products or specified upgrades will be offered to the OEM customer at a price that represents a significant and incremental discount to current purchases. Because we sell uniquely configured products through each OEM customer, we do not maintain a list price for our products and specified software upgrades. Additionally, as we do not sell these products and upgrades to more than one customer, we are unable to establish VSOE of fair value for these products and upgrades. Consequently, we are unable to determine if the license fees we charge for the optional specified upgrades include a significant and incremental discount. As such, we defer all revenue related to current product sales, software-only license fees, maintenance and support services and professional services until all specified upgrades committed at the time of shipment have been delivered. For example, we recognize deferred revenue from sales to an OEM customer only when we deliver a specified upgrade that we had previously committed. However, when we commit to an additional upgrade before we have delivered a previously committed upgrade, we defer all revenue from product sales after the date of such commitment until we deliver the additional upgrade. Any revenue that we have deferred prior to the additional commitment is recognized after the previously committed upgrade is delivered.

If there are no commitments outstanding for specified upgrades, we recognize revenue when all of the following have occurred: (1) delivery (FOB origin), provided that there are no uncertainties regarding customer acceptance; (2) there is persuasive evidence of an arrangement; (3) the fee is fixed or determinable; and (4) collection of the related receivable is reasonably assured, as long as all other revenue recognition criteria have been met. If there are uncertainties regarding customer acceptance, we recognize revenue and related cost of revenue when those uncertainties are resolved. Any adjustments to software license fees are recognized when reported to us by an OEM customer.

For our direct sales to end user customers, which have not been material to date, we recognize product revenue upon delivery provided that all other revenue recognition criteria have been met.

Our support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in our software. Our annual support and maintenance fees are based on a fixed dollar amount associated with, or a percentage of the initial sales price for, the applicable hardware and software products. Included in the price of the product, we provide maintenance and support during the product warranty period, which is two years for base station channel cards and one year for software products.

When VSOE of fair value for maintenance and support services exists, we allocate a portion of the initial product revenue to the maintenance and support services provided during the warranty period based on the fees we charge for annual support and maintenance when sold separately. This revenue is also deferred with the associated product revenue until such time as all outstanding specified software upgrades at the time of shipment are delivered, at which time the earned support and maintenance revenue is recognized and the unearned support and maintenance revenue is recognized over the remainder the applicable warranty period.

When VSOE of fair value for maintenance and support services does not exist, revenue is deferred and recognized ratably over the warranty period. If there are outstanding specified upgrades at the time of shipment, revenue is deferred until such time as all upgrades outstanding at the time of shipment are delivered. At the time of the delivery of the specified upgrade, we recognize the earned product, support and maintenance revenue, and the unearned product, support and maintenance revenue is recognized over the remainder of the applicable maintenance period. In connection with an amendment to our OEM arrangement with Nortel Networks dated September 28, 2007, we can no longer assert VSOE of fair value for maintenance and support services to Nortel Networks.

For maintenance and service renewals, we recognize revenue for such services ratably over the service period as services are delivered.

We provide professional services for deployment optimization, network engineering and radio frequency deployment planning, and provides training for network planners and engineers. We generally recognize revenue for these services as the services are performed as we have deemed such services not essential to the functionality of our products. We have not issued any refunds on products sold. As such, no provisions have been recorded against revenue or related receivables for potential refunds.

Stock-Based Compensation

Through the year ended January 1, 2006, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and elected the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. We followed the provisions of Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, to account for grants made to non-employees.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. In accordance with SFAS No. 123(R), we recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award, which is generally four to five years, and have elected to use the Black-Scholes option pricing model to determine fair value. SFAS No. 123(R) eliminated the alternative of applying the intrinsic value method of APB Opinion No. 25 to stock compensation awards. We adopted the provisions of SFAS No. 123(R) on the first day of fiscal 2006 using the prospective-transition method. As such, we will continue to apply APB No. 25 in future periods to equity awards granted prior to the adoption of SFAS No. 123(R).

As there was no public market for our common stock prior to July 19, 2007, the date of our IPO, we determined the volatility percentage used in calculating the fair value of stock options we granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the year ended December 31, 2006 was 78% and in the year ended December 30, 2007 was between 78% and 67%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments and SFAS 123(R). The expected life of options granted during the year ended December 31, 2006 was 6.5 years and during the year ended December 30, 2007 was between 6.5 and 6.25 years. For the years ended December 31, 2006 and December 30, 2007, the weighted-average risk free interest rate used was 4.95% and 4.54%, respectively. The risk-free interest rate is based on a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although we paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as we do not currently anticipate paying cash dividends on our shares of common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 3.0% for the years ended December 31, 2006 and December 30, 2007 in determining the expense recorded in our consolidated statement of operations. This rate was derived by review of our historical forfeitures since 2000.

A summary of stock option grants between December 13, 2005 and June 21, 2007 is as follows:

	Number of
	Shares Subject
	to Options	Exercise	Fair Value of
	Granted	Price	Common Stock

December 13, 2005	633,898	$2.67	$4.91	(a)
January 23, 2006	87,767	2.67	5.29	(a)
April 18, 2006	256,177	3.00	5.05	(a)
July 19, 2006	167,275	3.00	3.67	(a)
August 21, 2006	1,311,383	3.00	4.08	(a)
October 17, 2006	254,259	3.67	6.10	(a)
November 28, 2006	303,625	7.62	7.62	(b)
February 28, 2007	360,068	7.04	7.04	(b)
March 22, 2007	135,028	7.07	7.07	(b)
April 30, 2007	262,566	0.01	6.03	(b)
May 22, 2007	418,943	6.72	6.72	(b)
June 21, 2007	104,268	7.44	7.44	(b)

Total:	4,295,257

(a)	Fair value as determined in a retrospective valuation

(b)	Fair value as determined in a contemporaneous valuation

Prior to our IPO, there was no public market for our common stock, and, in connection with our grants of stock options and issuance of restricted stock awards, our board of directors, with input from management, determined the fair value of our common stock. The board exercised judgment in determining the estimated fair value of our common stock on the date of grant based on several objective and subjective factors, including operating and financial performance and corporate milestones, the liquidation preferences, dividend rights and voting control attributable to our then-outstanding convertible preferred stock and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of the company. As shown in the table above, the fair value of our common stock fluctuated from December 2005 to August 2006 due to several objective and subjective factors, including changes in the market values of comparable publicly traded companies, the acceptance of our technology in the market, the decline in sales during the first half of 2006 for our Rev 0 products and the willingness of wireless operators to deploy our planned Rev A products in the second half of 2006. The value of our common stock increased from August 2006 through June 2007 primarily due to the delivery and market acceptance of our planned Rev A products in September 2006 and the increased likelihood of achieving a liquidity event, such as an initial public offering.

In preparation for our IPO, we reviewed the fair value of our common stock during the two year period prior to the filing of our registration statement, in accordance with the practice aid of the American Institute of Certified Public Accountants, or AICPA, titled Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid.

In November 2006, we prepared a contemporaneous analysis of the fair value of our common stock. We determined the value for our common stock $7.62 per share as of November 15, 2006. We used the income and market approaches to value the company. Under the income approach, we applied the discounted cash flow method. Future values were converted to present value using a discount rate of 20%, which was derived using the capital asset pricing model. Under the market approach, we compared ourselves to various publicly traded companies in similar lines of business. We then allocated our value between our common stock and preferred stock using the probability-weighted expected return method. The most likely liquidity event was assumed to be an initial public offering, which was assigned a probability weight of 50% and an assumed liquidity date of April 15, 2007. The analysis also considered a sale/merger scenario as well as a scenario where we remained privately held.

In determining the fair value of our common stock, we applied a 35% discount for lack of marketability to the remaining privately held scenario only to reflect the fact that there is no established trading market for our stock. We determined the discount for lack of marketability by looking at two sources of empirical evidence: studies of private transactions prior to public offerings and studies of restricted stocks. These studies have calculated average discounts to be approximately 43% for private transactions prior to public offerings and 32% for restricted stocks. We then adjusted these discounts to reflect factors specific to our common stock. When multiplied by the probability factor assigned to remaining privately held, the overall effective discount for lack of marketability is 16%.

We also performed retrospective analyses of the fair value of our common stock on each of the grant dates of stock options and restricted stock since December 2005.

Similar to the contemporaneous analysis performed previously, we assigned probabilities to the various liquidity events. For the period from December 2005 through August 2006, the most likely liquidity event was assumed to be remaining a private company. This event was assigned a weighting of 90% as we had not yet expanded our OEM customer base, the development of our new products was still in its infancy and we were undergoing a transition to our next product version where sales of our existing product were declining rapidly.

In September and October of 2006, we achieved several key milestones, including the completion of an amendment to our agreement with our largest customer to deliver the next software release, the completion of an agreement with a new OEM customer, and the initial deployments of the next version OEM base station channel cards by the wireless operators. As such, we increased the probability scenario for an IPO to 30% from 10%. The indicated valuation of our common stock was determined to be $6.10 per share as of October 17, 2006.

As a result of these retrospective analyses, we recorded additional stock based compensation expense of approximately $241 for fiscal 2006, to reflect amounts equal to the differences between the values calculated using the Black-Scholes option pricing model with the initial assessments of fair value of common stock and the values calculated using the Black-Scholes option pricing model with the reassessed fair values of our common stock for each of the stock-based awards granted between January 23, 2006 and October 17, 2006.

In February 2007, we performed an additional contemporaneous analysis of the fair value of our common stock. We used the same assumptions as those used in our November 15, 2006 appraisal, except the initial public offering scenario assumed a liquidity date of July 15, 2007 and the selected multiples under the market approach were reduced to reflect the complexity of our revenue accounting and related financial results. we determined that the indicated value of our common stock was $7.04 per share as of February 23, 2007.

In March 2007, we performed an additional contemporaneous analysis of the fair value of our common stock. We used the same assumptions as those used in the February 23, 2007 appraisal, except the most likely liquidity event of an initial public offering was assigned a probability weight of 55%, up from 50% in the previous valuation analysis. The increase in the probability was due to additional progress made towards the filing of a registration statement. We determined that the indicated value of our common stock was $7.07 per share as of March 22, 2007.

In April 2007, we performed an additional contemporaneous analysis of the fair value of our common stock. We updated our assumptions from the March 2007 appraisal to reflect our then current financial outlook. We determined that the indicated value of our common stock was $6.03 as of April 30, 2007, a decrease of $1.04 from our March 22, 2007 appraisal of $7.07 per share. This decrease was due primarily to the payment of an aggregate of $72.7 million for the special dividend of $1.333 per share that we paid on April 5, 2007 and was partially offset by the increase in probability weighting for the most likely liquidity event of an initial public offering from 55% to 70%, as we had filed our initial registration statement with the SEC.

In May 2007, we performed an additional contemporaneous analysis of the fair value of our common stock. We used the same assumptions as those used in the April 2007 appraisal, except the most likely liquidity event of an initial public offering was assigned a probability weight of 75%, up from 70% in the previous valuation analysis. The increase in probability was due to progress made towards the filing of an amended registration statement. We determined that the indicated value of our common stock was $6.72 per share as of May 17, 2007.

In June 2007, we performed an additional contemporaneous analysis of the fair value of our common stock. We used the same assumptions as those used in the May 2007 appraisal, except the most likely liquidity event of an initial public offering was assigned a probability weight of 85%, up from 75% in the previous valuation analysis. The increase in probability was due to additional progress made towards the filing of an amended registration statement. We determined that the indicated value of our common stock was $7.44 per share as of June 19, 2007.

Share based awards granted between July 2007 and December 2007 have been granted at prices equal to the fair value of the Company’s stock based on the closing price of common stock as reported by The NASDAQ Global Market on the date of grant.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred income tax assets and liabilities for expected future tax consequences of events that have been recognized in our financial statements or tax returns. Under SFAS No. 109, we determine the deferred tax assets and liabilities based upon the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must then periodically assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and, to the extent we believe that it is more likely than not our deferred tax assets will not be recovered, we must establish a valuation allowance against our deferred tax assets.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, which is an interpretation of SFAS No. 109. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 but earlier application is encouraged. Differences between the amounts recognized in the statement of financial position prior to adoption of FIN No. 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We adopted the provisions of FIN No. 48 effective January 1, 2007. We did not recognize any liability for unrecognized tax benefits as a result of adopting FIN No. 48 as of January 1, 2007 and for the fiscal year ended December 30, 2007. We did not recognize any interest and penalties in the years ended January 1, 2006, December 31, 2006 and December 30, 2007.

Results of Operations

The following table sets forth our results of operations for the periods shown:

AIRVANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	January 1,	December 31,	December 30,
	2006	2006	2007
	(In thousands, except per share amounts)

Revenue:
Product	$1,358	$145,835	$279,133
Service	989	24,435	26,652

Total revenue	2,347	170,270	305,785
Cost of revenue:
Product	1,792	39,241	34,794
Service	4,741	6,054	7,110

Total cost of revenue	6,533	45,295	41,904
Gross (loss) profit	(4,186)	124,975	263,881
Operating expenses:
Research and development	42,922	55,073	76,638
Selling and marketing	5,237	7,729	12,055
General and administrative	3,253	5,068	7,453
In-process research and development	—	—	2,340

Total operating expenses	51,412	67,870	98,486

Operating (loss) income	(55,598)	57,105	165,395
Interest income (expense)
Interest income	3,459	6,642	9,881
Interest expense	—	(40)	(35)

Total interest income (expense)	3,459	6,602	9,846

(Loss) income before income tax expense (benefit) and cumulative effect of change in accounting principle	(52,139)	63,707	175,241
Income tax expense (benefit)	10,875	(10,742)	21,898

(Loss) income before cumulative effect of change in accounting principle	(63,014)	74,449	153,343
Cumulative effect of change in accounting principle	—	(330)	—

Net (loss) income	$(63,014)	$74,119	$153,343

Other GAAP and Non-GAAP Financial Data(1):
Product and service billings	$157,420	$140,564	$142,174
Cost related to product and service billings	45,303	12,543	8,740
Gross profit on Billings	112,117	128,021	133,434
Operating income on Billings	60,705	60,151	34,948
Deferred revenue, at end of period	273,124	243,418	79,978
Deferred product cost, at end of period	66,966	34,214	1,050
Cash flow from operating activities	67,390	25,138	91,771

(1)	For a reconciliation of non-GAAP financial data to GAAP data, please see the tables on the following pages of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Comparison of Fiscal 2006 and Fiscal 2007

Revenue and Product and Service Billings

	Fiscal Year		Period-to-Period
	2006	2007	Change
	(In thousands)

Revenue	$170,270	$305,785	$135,515
Deferred revenue, at end of period	243,418	79,978
Less: Deferred revenue acquired	—	(171)
Less: Deferred revenue, at beginning of period	(273,124)	(243,418)

Product and service billings	$140,564	$142,174	$1,610

Revenue in fiscal 2007 was derived principally from product shipments and sales of software licenses, maintenance and support related to our April 2005 specified upgrade and our September 2006 specified upgrade. The revenue related to our April 2005 specified upgrade consisted of billings from April 2005 through August 2006 and the revenue related to our September 2006 specified upgrade consisted of billings from September 2006 through May 2007. We recognized this revenue as a result of the delivery of specified upgrades in April 2007 and November 2007. The revenue recognized in fiscal 2006 was derived principally from product shipments and sales of software licenses, maintenance and support that were billed and deferred from fiscal 2002 through the first quarter of fiscal 2005. We recognized this revenue as a result of the delivery of a specified upgrade in March 2006.

The slight increase in product and service billings in fiscal 2007 was due primarily to sales of Rev A software upgrades, offset by decreased sales of Rev A OEM channel cards as operators completed their initial rollouts.

Cost of Revenue and Cost Related to Product and Service Billings

	Fiscal Year		Period-to-Period
	2006	2007	Change
	(In thousands)

Cost of revenue	$45,295	$41,904	$(3,391)
Deferred product cost, at end of period	34,214	1,050
Less: Deferred product cost, at beginning of period	(66,966)	(34,214)

Cost related to product and service billings	$12,543	$8,740	$(3,803)

Cost of product revenue decreased by $4.4 million to $34.8 million in fiscal 2007 from $39.2 million in fiscal 2006. Cost of service revenue increased by $1.0 million to $7.1 million in fiscal 2007 from $6.1 million in fiscal 2006. The decrease in cost of product revenue was due primarily to the transition of manufacturing for Rev A channel cards to Nortel Networks in fiscal 2006. The increase in cost of service revenue was due primarily to an increase in customer service headcount to support a larger installed base of product.

The decrease in cost related to product and service billings was due primarily to the transition in fiscal 2006 to software-only sales for Rev A capable OEM channel cards manufactured by Nortel Networks from sales of Rev 0 channel cards, which included both hardware we manufactured and software we developed.

Gross Profit (Loss) and Gross Profit (Loss) on Billings

	Fiscal Year		Period-to-Period
	2006	2007	Change
	(In thousands)

Gross profit	$124,975	$263,881	$138,906
Deferred revenue, at end of period	243,418	79,978
Less: Deferred revenue acquired	—	(171)
Less: Deferred revenue, at beginning of period	(273,124)	(243,418)
Deferred product cost, at beginning of period	66,966	34,214
Less: Deferred product cost, at end of period	(34,214)	(1,050)

Gross profit on Billings	$128,021	$133,434	$5,413

Gross profit increased by $138.9 million to a gross profit of $263.9 million in fiscal 2007 from a gross profit of $125.0 million in fiscal 2006. Gross profit from product revenue increased by $137.8 million to a gross profit of $244.3 million in fiscal 2007 from a gross profit of $106.6 million in fiscal 2006 and gross profit from service revenue increased by $1.1 million to a gross profit of $19.5 million in fiscal 2007 from a gross loss of $18.4 million in fiscal 2006.

The increase in gross profit was due primarily to a combination of higher revenues in 2007 related to the completion and delivery of two significant specified software release upgrades in 2007 and lower costs of revenue due to the transition of manufacturing for Rev A Channel cards to Nortel Networks. We expect gross profit on our revenue to continue to fluctuate significantly in the future based on the time period between commitments for future software upgrades and the volume of sales in those time intervals.

Gross profit on Billings increased by $5.4 million to a gross profit on Billings of $133.4 million in fiscal 2007 from a gross profit on Billings of $128.0 million in fiscal 2006. This increase in gross profit on Billings was due primarily to a small increase in product and service billings from sales of Rev A software upgrades offset by decreased sales of Rev A OEM channel cards and a decrease in cost of product and service billings from the transition in fiscal 2006 to software-only sales for Rev A capable OEM channel cards manufactured by Nortel Networks from sales of Rev 0 channel cards, which included both hardware we manufactured and software we developed.

Operating Expenses

	Fiscal Year		Period-to-Period Change
	2006	2007	Amount	Percentage
	(Dollars in thousands)

Research and development	$55,073	$76,638	$21,565	39.2%
Sales and marketing	7,729	12,055	4,326	56.0%
General and administrative	5,068	7,453	2,385	47.1%
In-process research and development	—	2,340	2,340

Total operating expenses	$67,870	$98,486	$30,616	45.1%

Research and Development.  The increase in research and development expense was due primarily to an increase in the number of research and development employees, and to a lesser extent an increase in spending on development tools, lab supplies and equipment to support new product development programs. Salary and benefit expense associated with the increase in headcount increased by $12.5 million to $53.0 million in fiscal 2007 from $40.5 million in fiscal 2006.

Sales and Marketing.  The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense associated with an increase in the number of sales, marketing and customer support employees to support a larger installed base and expansion of our international sales offices, and to a lesser extent an increase in travel expense associated with our sales, marketing and customer support activities. Salary and benefit expense associated with the increase in headcount increased by $3.5 million to $10.8 million in fiscal 2006 from $7.3 million in fiscal 2006.

General and Administrative.  The increase in general and administrative expense was due to an increase in the number of general and administrative employees and increased professional service fees associated with legal, audit and tax consulting services, an increase in the number of general and administrative employees to support our growth, and additional incremental expenses associated with being a public company such as directors and officers insurance. Legal, audit and tax consulting fees increased by $0.4 million to $1.7 million in fiscal 2007 from $1.3 million in fiscal 2006. Salary and benefit expense increased by $1.2 million to $4.3 million in fiscal 2007 from $3.1 million in fiscal 2006.

In-process Research and Development.  In April 2007, we acquired 3Way Networks Limited, a United Kingdom-based provider of personal base stations and solutions for the UMTS market. The Company accounted for this acquisition under the purchase method of accounting as prescribed by SFAS 141, Business

Combinations. In connection with this acquisition, the Company recorded $2.3 million of in-process research and development expense.

Operating Profit (Loss) and Operating Profit (Loss) on Billings

	Fiscal Year		Period-to-Period
	2006	2007	Change
	(In thousands)

Operating profit	$57,105	$165,395	$108,290
Deferred revenue, at end of period	243,418	79,978
Less: Deferred revenue acquired	—	(171)
Less: Deferred revenue, at beginning of period	(273,124)	(243,418)
Deferred product cost, at beginning of period	66,966	34,214
Less: Deferred product cost, at end of period	(34,214)	(1,050)

Operating profit on billings	$60,151	$34,948	$(25,203)

Operating profit increased by $108.3 million to an operating profit of $165.4 million in fiscal 2007 from an operating profit of $57.1 million in fiscal 2006. The increase in operating profit was due primarily to a combination of higher revenues in 2007 related to the completion and delivery of two significant specified software release upgrades in 2007 and lower costs of product revenue due to the transition of manufacturing for Rev A Channel cards to Nortel Networks offset by an increase in cost of service revenue due primarily to an increase in customer service headcount to support a larger installed base of product.

Operating profit on Billings decreased by $25.3 million to operating profit on Billings of $34.9 million in fiscal 2007 from operating profit on Billings of $60.2 million in fiscal 2006. This decrease in operating profit on Billings was due primarily to a small increase in gross profit on Billings of $5.4 million offset by an increase in operating expenses of $30.6 million to $98.5 million in fiscal 2007 from $67.9 million in fiscal 2006.

Interest Income, Net.  Interest income, net, consists of interest generated from the investment of our cash balances, which was offset in fiscal 2007 by non-cash interest expense relating to our preferred stock warrants, which converted to common stock warrants upon the completion of our IPO in July 2007. The increase in interest income from $6.6 million in fiscal 2006 to $9.9 million in fiscal 2007 was due primarily to greater average cash balances and higher interest rates.

Comparison of Fiscal 2005 and Fiscal 2006

Revenue and Product and Service Billings

	Fiscal Year		Period-to-Period
	2005	2006	Change
	(In thousands)

Revenue	$2,347	$170,270	$167,923
Deferred revenue, at end of period	273,124	243,418
Less: Deferred revenue, at beginning of period	(118,051)	(273,124)

Product and service billings	$157,420	$140,564	$(16,856)

From fiscal 2002 through the first quarter of fiscal 2006, we deferred all of our product revenue from Nortel Networks because we had committed to a specified software upgrade, which we delivered in the second quarter of fiscal 2006. Upon delivery of the specified upgrade in fiscal 2006, we recognized revenue from product shipments and software licenses sold to Nortel Networks from fiscal 2002 through the first quarter of fiscal 2005, when we committed to a subsequent software upgrade. Product shipments and software licenses sold to Nortel Networks from the second quarter of fiscal 2005 through fiscal 2006 were deferred and were recognized as revenue when all committed software upgrades at the time of sale were delivered. Sales to Nortel Networks accounted for 95% of our revenue in fiscal 2006.

The decrease in product and service billings in fiscal 2006 was primarily due to the transition from Rev 0 product shipments, which included both OEM base station channel card hardware and software, to a Rev A software-only model under which Nortel Networks manufactures the Rev A OEM base station channel cards under license from us. Our product and service billings in fiscal 2006 reflected an increase in sales of software for OEM base station channel cards that support Rev A as operators ramped up their deployments of EV-DO infrastructure.

Cost of Revenue and Cost Related to Product and Service Billings

	Fiscal Year		Period-to-Period
	2005	2006	Change
	(In thousands)

Cost of revenue	$6,533	$45,295	$38,762
Deferred product cost, at end of period	66,966	34,214
Less: Deferred product cost, at beginning of period	(28,196)	(66,966)

Cost related to product and service billings	$45,303	$12,543	$(32,760)

Cost of revenue increased by $38.8 million to $45.3 million in fiscal 2006 from $6.5 million in fiscal 2005. Cost of product revenue increased by $37.4 million to $39.2 million in fiscal 2006 from $1.8 million in fiscal 2005. Cost of service revenue increased by $1.4 million to $6.1 million in fiscal 2006 from $4.7 million in fiscal 2005. The increase in cost of product revenue was due primarily to the delivery of a software upgrade to Nortel Networks in the second quarter of fiscal 2006. As a result of this software release, we expensed deferred charges on all products that were delivered to Nortel Networks between fiscal 2002 and the next software commitment that we made in the second quarter of fiscal 2005. The increase in cost of service revenue was due primarily to an increase in customer service headcount to support a larger installed base of product.

The decrease in cost related to product and service billings was primarily due to a decrease in the number of Rev 0 channel cards shipped. Because Nortel Networks assumed manufacturing for the channel card hardware under license from us, costs associated with Rev A upgradeable channel cards shipped in fiscal 2006 were borne by Nortel Networks.

Gross Profit (Loss) and Gross Profit (Loss) on Billings

	Fiscal Year
			Period-to-Period
	2005	2006	Change
	(In thousands)

Gross (loss) profit	$(4,186)	$124,975	$129,161
Deferred revenue, at end of period	273,124	243,418
Less: Deferred revenue acquired	—	—
Less: Deferred revenue, at beginning of period	(118,051)	(273,124)
Deferred product cost, at beginning of period	28,196	66,966
Less: Deferred product cost, at end of period	(66,966)	(34,214)

Gross profit on Billings	$112,117	$128,021	$15,904

Gross profit increased by $129.2 million to a gross profit of $125.0 million in fiscal 2006 from a gross loss of $4.2 million in fiscal 2005. Gross profit from product revenue increased by $107.0 million to a gross profit of $106.6 million in fiscal 2006 from a gross loss of $0.4 million in fiscal 2005 and gross profit from service revenue increased by $22.1 million to a gross profit of $18.4 million in fiscal 2006 from a gross loss of $3.8 million in fiscal 2005.

The increase in gross profit was due primarily to the recognition of revenue at the time of the release of a specified upgrade to Nortel Networks in the second quarter of fiscal 2006 for product shipments which occurred between April 2002 and March 2005. We expect gross profit on our revenue to continue to fluctuate significantly in the future based on the time period between commitments for future software upgrades and the volume of sales in those time intervals.

Gross profit on Billings increased by $15.9 million to a gross profit on Billings of $128.0 million in fiscal 2006 from a gross profit on Billings of $112.1 million in fiscal 2005. This increase in gross profit on Billings was due primarily to a decrease in product and service billings of $16.9 million due to the transition from Rev 0 product shipments, which included both OEM base station channel card hardware and software, to a Rev A software-only model under which Nortel Networks manufactures the Rev A OEM base station channel cards under license from us, offset by a decrease in cost related to product and service billings of $32.8 million due to a decrease in the number of Rev 0 channel cards shipped. Because Nortel Networks assumed manufacturing for the channel card hardware under license from us, costs associated with Rev A upgradeable channel cards shipped in fiscal 2006 were borne by Nortel Networks.

Operating Expenses

	Fiscal Year		Period-to-Period Change
	2005	2006	Amount	Percentage
	(Dollars in thousands)

Research and development	$42,922	$55,073	$12,151	28.3%
Sales and marketing	5,237	7,729	2,492	47.6%
General and administrative	3,253	5,068	1,815	55.8%

Total operating expenses	$51,412	$67,870	$16,458	32.0%

Research and Development.  The increase in research and development expense was due primarily to an increase in the number of research and development employees, and to a lesser extent an increase in spending on development tools, lab supplies and equipment to support new product development programs. Salary and benefit expense associated with the increase in headcount increased by $9.0 million to $40.5 million in fiscal 2006 from $31.5 million in fiscal 2005.

Sales and Marketing.  The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense associated with an increase in the number of sales, marketing and customer support employees, and to a lesser extent an increase in travel expense associated with our sales, marketing and customer support activities. Salary and benefit expense associated with the increase in headcount increased by $2.0 million to $7.3 million in fiscal 2006 from $5.3 million in fiscal 2005.

General and Administrative.  The increase in general and administrative expense was due to an increase in the number of general and administrative employees and increased professional service fees associated with legal, audit and tax consulting services. Salary and benefit expense increased by $1.1 million to $3.1 million in fiscal 2006 from $2.0 million in fiscal 2005. Legal, audit and tax consulting fees increased by $0.7 million to $1.3 million in fiscal 2006 from $0.6 million in fiscal 2005.

Operating Profit (Loss) and Operating Profit (Loss) on Billings

	Fiscal Year
			Period-to-Period
	2005	2006	Change
	(In thousands)

Operating (loss) profit	$(55,598)	$57,105	$112,703
Deferred revenue, at end of period	273,124	243,418
Less: Deferred revenue acquired	—	—
Less: Deferred revenue, at beginning of period	(118,051)	(273,124)
Deferred product cost, at beginning of period	28,196	66,966
Less: Deferred product cost, at end of period	(66,966)	(34,214)

Operating profit on billings	$60,705	$60,151	$(554)

Operating profit increased by $112.7 million to an operating profit of $57.1 million in fiscal 2006 from an operating loss of $55.6 million in fiscal 2005. The increase in operating profit was due primarily to and increase in revenue of $167.9 million due to the delivery of a significant specified software release upgrade to Nortel Networks in the second quarter of 2006 offset by an increase in cost of revenue of $38.8 million due primarily to the delivery of a specified software upgrade to Nortel Networks in the second quarter of fiscal 2006.

Operating profit on Billings decreased slightly by $0.5 million to operating profit on Billings of $60.2 million in fiscal 2006 from operating profit on Billings of $60.7 million in fiscal 2005. This small decrease in operating profit on Billings was due primarily to an increase in gross profit on Billings of $15.9 million offset by an increase in operating expenses of $16.5 million to $67.9 million in fiscal 2006 from $51.4 million in fiscal 2005.

Interest Income, Net.  Interest income, net, consists of interest generated from the investment of our cash balances, which was offset in fiscal 2006 by non-cash interest expense relating to our preferred stock warrants. The increase in interest income from $3.5 million fiscal 2005 to $6.6 million in fiscal 2006 was due primarily to greater average cash balances and higher interest rates.

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly statement of operations data for the eight fiscal quarters ended December 30, 2007. We have prepared the unaudited information for each quarter on the same basis as our audited financial statements included elsewhere herein. The unaudited information, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for the periods presented. These quarterly operating results are not necessarily indicative of our operating results for any future periods or a full fiscal year.

	Fiscal Quarter Ended
	April 2,	July 2,	October 1,	December 31,	April 1,	July 1,	September 30,	December 30,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands)

Revenue
Product revenue	$—	$145,835	$—	$—	$—	$141,641	$—	$137,493
Service revenue	162	21,464	1,513	1,296	269	14,615	3,645	8,123

Total revenue	162	167,299	1,513	1,296	269	156,256	3,645	145,616
Cost of revenue
Product revenue	180	39,016	37	8	13	33,918	13	850
Service revenue	1,395	1,414	1,523	1,722	1,670	1,852	1,676	1,912

Total cost of revenue	1,575	40,430	1,560	1,730	1,683	35,770	1,689	2,762

Gross (loss) profit	(1,413)	126,869	(47)	(434)	(1,414)	120,486	1,956	142,854
Operating expenses
Research and development	12,397	13,464	13,323	15,889	15,983	18,598	20,395	21,662
Sales and marketing	1,202	1,744	1,842	2,941	2,580	3,182	3,029	3,264
General and administrative	992	1,104	1,151	1,821	1,516	1,721	1,743	2,473
In-process research and development	—	—	—	—	—	2,340	—	—

Total operating expenses	14,591	16,312	16,316	20,651	20,079	25,841	25,167	27,399

Operating (loss) income	(16,004)	110,557	(16,363)	(21,085)	(21,493)	94,645	(23,211)	115,455
Interest income, net	1,403	1,662	1,573	1,964	2,708	1,879	2,514	2,744
(Loss) income before tax expense (benefit) and cumulative effect of change in accounting principle	(14,601)	112,219	(14,790)	(19,121)	(18,785)	96,524	(20,697)	118,199
Income tax expense (benefit)	(2,462)	(8,280)	—	—	—	10,422	(2,478)	13,954

Net (loss) income before cumulative effect of change in accounting principle	(12,139)	120,499	(14,790)	(19,121)	(18,785)	86,102	(18,219)	104,245

	Fiscal Quarter Ended
	April 2,	July 2,	October 1,	December 31,	April 1,	July 1,	September 30,	December 30,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands)

Cumulative effect of change in accounting principle	(330)	—	—	—	—	—	—	—

Net (loss) income	$(12,469)	$120,499	$(14,790)	$(19,121)	$(18,785)	$86,102	$(18,219)	$104,245

Other GAAP and Non-GAAP Financial Data:
Product and service billings(1)	$18,823	$19,116	$29,773	$72,852	$41,475	$36,549	$30,816	$33,335
Cost related to product and service billings(2)	5,861	2,700	1,931	2,051	1,842	2,098	2,311	2,489
Gross profit on billings(3)	12,962	16,416	27,842	70,801	39,633	34,451	28,505	30,846
Operating (loss) income on billings(4)	(1,629)	104	11,526	50,150	19,554	8,610	3,338	3,447
Deferred revenue, at end of period	291,785	143,602	171,862	243,418	284,624	165,088	192,259	79,978
Deferred product cost, at end of period	71,252	33,522	33,893	34,214	34,373	701	1,323	1,050
Cash flow from operating activities	(5,597)	7,990	1,600	21,145	61,212	2,670	17,493	10,396

(1)	Product and service billings represents amounts invoiced for products and services delivered and services to be delivered to our customers for which payment is expected to be made in accordance with normal payment terms. For software-only products sold to OEM customers, we invoice only upon notification of sales by our OEM customers. We use product and service billings to assess our business performance and as a critical metric for our incentive compensation program. We believe product and service billings is a consistent measure of our sales activity from period to period. Product and service billings is not a GAAP measure and does not purport to be an alternative to revenue or any other performance measure derived in accordance with GAAP. The following table reconciles revenue to product and service billings:

	Fiscal Quarter Ended
	April 2,	July 2,	October 1,	December 31,	April 1,	July 1,	September 30,	December 30,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands)

Revenue	$162	$167,299	$1,513	$1,296	$269	$156,256	$3,645	$145,616
Deferred revenue, at end of period	291,785	143,602	171,862	243,418	284,624	165,088	192,259	79,978
Less: Deferred revenue acquired	—	—	—	—	—	(171)	—	—
Less: Deferred revenue, at beginning of period	(273,124)	(291,785)	(143,602)	(171,862)	(243,418)	(284,624)	(165,088)	(192,259)

Product and service billings	$18,823	$19,116	$29,773	$72,852	$41,475	$36,549	$30,816	$33,335

(2)	Cost related to product and service billings represents the cost directly attributable to products and services delivered and invoiced to our customers in the period. We record cost related to product billings as deferred product cost until such time as the related deferred revenue is recognized as revenue upon the delivery of specified software upgrades. When we recognize revenue, the related deferred product cost is expensed as cost of revenue. We believe that cost related to product and service billings is an important measure of our operating performance. Cost related to product and service billings is not a GAAP measure and does not purport to be an alternative to cost of revenue or any other performance measure derived in accordance with GAAP. The following table reconciles cost of revenue to cost related to product and service billings:

	Fiscal Quarter Ended
	April 2,	July 2,	October 1,	December 31,	April 1,	July 1,	September 30,	December 30,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands)

Cost of revenue	$1,575	$40,430	$1,560	$1,730	$1,683	$35,770	$1,689	$2,762
Deferred product cost, at end of period	71,252	33,522	33,893	34,214	34,373	701	1,323	1,050
Less: Deferred product cost, at beginning of period	(66,966)	(71,252)	(33,522)	(33,893)	(34,214)	(34,373)	(701)	(1,323)

Cost related to product and service billings	$5,861	$2,700	$1,931	$2,051	$1,842	$2,098	$2,311	$2,489

(3)	Gross (loss) profit on Billings represents Billings less cost related to Billings. We believe that gross profit on Billings is an important measure of our operating performance. Gross profit on Billings is not a GAAP measure and does not purport to be an alternative to gross profit or any other performance measure derived in accordance with GAAP. The following table reconciles gross (loss) profit to gross (loss) profit on Billings.

	Fiscal Quarter Ended
	April 2,	July 2,	October 1,	December 31,	April 1,	July 1,	September 30,	December 30,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands)

Gross (loss) profit	$(1,413)	$126,869	$(47)	$(434)	$(1,414)	$120,486	$1,956	$142,854
Deferred revenue, at end of period	291,785	143,602	171,862	243,418	284,624	165,088	192,259	79,978
Less: Deferred revenue acquired	—	—	—	—	—	(171)	—	—
Less: Deferred revenue, at beginning of period	(273,124)	(291,785)	(143,602)	(171,862)	(243,418)	(284,624)	(165,088)	(192,259)

Deferred product cost, at beginning of period	66,966	71,252	33,522	33,893	34,214	34,373	701	1,323

Less: Deferred product cost, at end of period	(71,252)	(33,522)	(33,893)	(34,214)	(34,373)	(701)	(1,323)	(1,050)
Gross profit on Billings	$12,962	$16,416	$27,842	$70,801	$39,633	$34,451	$28,505	$30,846

(4)	Operating (loss) income on Billings represents gross profit on Billings less operating expenses. We believe that operating (loss) income on Billings is an important measure of our operating performance. Operating (loss) income on Billings is not a GAAP measure and does not purport to be an alternative to operating (loss) income or any other performance measure derived in accordance with GAAP. The following table reconciles operating (loss) income to operating (loss) income on Billings.

	Fiscal Quarter Ended
	April 2,	July 2,	October 1,	December 31,	April 1,	July 1,	September 30,	December 30,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands)

Operating (loss) income	$(16,004)	$110,557	$(16,363)	$(21,085)	$(21,493)	$94,645	$(23,211)	$115,455
Deferred revenue, at end of period	291,785	143,602	171,862	243,418	284,624	165,088	192,259	79,978
Less: Deferred revenue acquired	—	—	—	—	—	(171)	—	—
Less: Deferred revenue, at beginning of period	(273,124)	(291,785)	(143,602)	(171,862)	(243,418)	(284,624)	(165,088)	(192,259)

Deferred product cost, at beginning of period	66,966	71,252	33,522	33,893	34,214	34,373	701	1,323

Less: Deferred product cost, at end of period	(71,252)	(33,522)	(33,893)	(34,214)	(34,373)	(701)	(1,323)	(1,050)
Operating (loss) income on Billings	$(1,629)	$104	$11,526	$50,150	$19,554	$8,610	$3,338	$3,447

Our revenue fluctuates significantly from quarter to quarter primarily as a result of our accounting for specified software upgrades. Our OEM channel revenue is accumulated and deferred from the time that we commit to a future upgrade until we deliver the upgrade. As a result, our revenue fluctuates dramatically on a quarterly basis because we have significantly higher revenue in those quarters in which we deliver specified software upgrades.

From fiscal 2002 through the first quarter of fiscal 2006, we deferred all of our product revenue from Nortel Networks because we had committed to a specified software upgrade, which we delivered in the second quarter of fiscal 2006. Upon delivery of the specified upgrade in the second quarter of fiscal 2006, we recognized revenue from product shipments and software licenses sold to Nortel Networks from fiscal 2002 through the first quarter of fiscal 2005, when we committed to our April 2005 specified upgrade. Product shipments and software licenses sold to Nortel Networks from the second quarter of fiscal 2005 through the first quarter of fiscal 2007 had been deferred thus we did not recognize revenue from Nortel Networks during the third and fourth quarters of fiscal 2006 or the first quarter of fiscal 2007. In the second quarter of fiscal 2007, we delivered our April 2005 specified upgrade and as a result, we recognized revenue from product shipments and software licenses sold to Nortel Networks from April 2005 through September 2006, when we committed to our September 2006 specified upgrade. In the fourth quarter of fiscal 2007, we delivered our September 2006 specified upgrade and as a result, we recognized revenue from product shipments and software licenses sold to Nortel Networks from September 2006 through June 2007, when we committed to our June 2007 specified upgrade. Service revenue in the fourth quarter of fiscal 2007 included a one time payment of $2.5 million for development work completed for a former OEM customer.

Our product and service billings for the first half of fiscal 2006 were flat primarily as a result of the transition from product sales based on Rev 0 channel cards to sales based on Rev A upgradeable channel cards in the second half of fiscal 2006. Billings in the second quarter of fiscal 2006 included $7.0 million from the completion of a professional services contract with a direct customer. We derived billings in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007 primarily from product sales related to the rollout of Rev A upgradeable channel cards. Billings in the fourth quarter of fiscal 2006 were significantly greater than billings in the third quarter of fiscal 2006 as a result of the initial deployment by operators of Rev A upgradeable channel cards. Billings in the first quarter of fiscal 2007 were significantly less than billings in the fourth quarter of fiscal 2006 because billings in the fourth quarter of fiscal 2006 included product sales to operators who had delayed their purchases during fiscal 2006 in anticipation of the availability of Rev A upgradeable channel cards. Billings decreased sequentially in the second and third quarters of fiscal 2007 as a result of several large operators having completed their initial deployments of Rev A software thus moderating their deployments. Billings increased in the fourth quarter of fiscal 2007 from a one-time $2.5 million billing for development work completed for a former OEM customer.

Our gross profit was relatively low in first quarter of fiscal 2006 primarily due to the deferral of substantially all of our revenue during this period related to undelivered software upgrade commitments outstanding to Nortel Networks. During the second quarter of fiscal 2006, our gross profit increased substantially due to the recognition of revenue and the associated cost of revenue resulting from the delivery of a software upgrade to Nortel Networks. Our gross profit was relatively flat from the third quarter of fiscal 2006 through the first quarter of fiscal 2007 primarily due to the deferral of substantially all of our revenue during those periods related to undelivered specified software upgrade commitments outstanding to Nortel Networks. During the second quarter of fiscal 2007, our gross profit increased substantially due to the recognition of revenue and the associated cost of revenue resulting from the delivery of our April 2005 specified software upgrade to Nortel Networks. Our gross profit decreased again in the third quarter of fiscal 2007 primarily due to the deferral of substantially all of our revenue during this period related to undelivered specified software upgrade commitments outstanding to Nortel Networks. During the fourth quarter of fiscal 2007, our gross profit increased substantially primarily due to the recognition of revenue and the associated cost of revenue resulting from the delivery of our September 2006 specified software upgrade to Nortel Networks.

Our operating expenses generally have increased quarter over quarter for the last eight quarters. This increase in operating expenses was primarily due to growth in employee headcount in research and development, sales and marketing and general and administrative departments in order to develop, sell and support additional products and a growing installed base.

We expect our product and service billings and cash flow from operating activities to fluctuate significantly from quarter to quarter based on the shipment of new products and upgrades to the existing installed base of products as well as wireless operator deployment timeframes for initial network build outs and subsequent expansions to increase network capacity.

Liquidity and Capital Resources

As of December 30, 2007, our principal sources of liquidity were cash, cash equivalents and investments of $222.0 million. Our existing cash and cash equivalents and investments are invested primarily in money market funds and high-grade (A1+/P1) commercial paper and high grade (A1/A+) corporate notes. We do hold investments in AAA rated credit card asset backed securities, which are short term, actively traded and highly liquid. However, we do not invest in any other types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.

As of December 30, 2007, we did not have any lines of credit or other similar source of liquidity other than capital leases of approximately $120,000.

	Fiscal Year
	2005	2006	2007

Cash and cash equivalents	$19,873	$86,815	$43,547
Investments, short-term	115,597	73,308	178,416
Accounts receivable	7,590	46,072	14,171
Working capital	111,225	3,253	131,886
Cash flow from operating activities	67,390	25,138	91,771
Cash flow from investing activities	(60,932)	40,180	(113,670)
Cash flow from financing activities	3,202	1,624	(21,391)

During fiscal 2005, fiscal 2006 and fiscal 2007, we funded our operations primarily with cash flow from operating activities. Cash flow from operating activities is generally derived from net (loss) income, fluctuations of current assets and liabilities and to a lesser extent non-cash expenses. In fiscal 2005, we had cash flow from operating activities even as we had a net loss for the period of $63.0 million, primarily due to an increase of $155.1 million of deferred revenue offset by an increase of $38.8 million in deferred product cost. In fiscal 2006, our net income of $74.1 million exceeded our cash flow from operating activities by $49.0 million primarily as a result of a decrease in deferred revenue of $29.7 million and increases in accounts receivable of $38.5 million associated with a significant increase in billings in the fourth quarter and prepaid taxes of $13.6 million, partially offset by a reduction in deferred charges of $32.8 million. In fiscal 2007, our net income of $153.3 million exceeded our cash flow from operating activities by $61.5 million primarily as a result of a decrease in deferred revenue of $163.6 million, a decrease in deferred product cost of $33.2 million, and a decrease in accounts receivable of $31.9 million associated with the collection of billings made in the fourth quarter of fiscal 2006, partially offset by an increase in accrued income taxes of $19.7 million. Our ability to continue to generate cash from operations will depend in large part on the volume of product and service billings, our ability to collect accounts receivable, and the level of our operating expenses.

The timing of tax payments also impacts cash flow from operating activities from period to period. Tax payments do not necessarily match pretax income or loss in a given period due to permanent and temporary differences in taxable income including deferred revenue and deferred charges. We paid $7.6 million in fiscal 2005 and $6.2 million in fiscal 2006 in federal, state and foreign taxes and we received tax refunds of $9.6 million in fiscal 2007. We expect to make a tax payment of approximately $15.0 million in the first quarter of fiscal 2008 relating to fiscal 2007 profits.

Cash provided by investing activities was $(60.9) million during fiscal 2005, $40.2 million during fiscal 2006 and $(113.7) million during fiscal 2007. During fiscal 2005 and fiscal 2006, cash flow from investing activities consisted primarily of the timing of purchases and maturities of investments and purchases of property and equipment. In fiscal 2007, cash flow from investing activities consisted primarily of the timing of purchases and maturities of investments, purchases of property and equipment, as well as the purchase of 3Way Networks Limited, net of cash acquired.

Cash provided by financing activities was $3.2 million during fiscal 2005, $1.6 million in fiscal 2006 and $(21.4) million during fiscal 2007. Cash flow from financing activities in fiscal 2005 and 2006 consisted primarily of proceeds from exercise of stock options, the sale of restricted common stock and preferred stock and the receipt of leasehold improvement reimbursements from our landlord. Cash used in financing activities in fiscal 2007 consisted primarily of payment of a cash dividend of $72.7 million and repayment of $0.5 million of long-term debt partially offset by net proceeds of $51.4 million from our IPO and proceeds of $0.6 million from the exercise of stock options.

We believe our existing cash, cash equivalents and investments and our cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least one operating cycle (12 months). Our future working capital requirements will depend on many factors, including the rate of our product and service billings growth, the introduction and market acceptance of new products, the expansion of our sales and marketing and research and development activities, and the timing of our revenue recognition and related income tax payments. To the extent that our cash, cash equivalents and investments and cash from operating activities are insufficient to fund our future activities, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.

In April 2007, we paid a special cash dividend of $1.333 per share of common stock from our existing cash balance. The payment to holders of common stock and redeemable convertible preferred stock, as converted, totaled $72.7 million. We have not declared or paid any other cash dividends on our capital stock and do not expect to pay any cash dividends for the foreseeable future. We intend to use future cash flow from operating activities, if any, in the operation and expansion of our business. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion, and restrictions imposed by lenders, if any.

Contractual Obligations and Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 30, 2007.

		Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating leases(1)	$5,870	$1,435	$2,753	$1,682	$—
Purchase commitments(2)	414	414	—	—	—
Capital leases(3)	$133	72	61	—	—

Total	$6,417	$1,921	$2,814	$1,682	$—

(1)	Consists of contractual obligations for non-cancelable office space under operating leases.

(2)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

(3)	Consists of principal and interest payment obligations under capital leases.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $4.7 million as of December 30, 2007 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits , see Note 6 to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. We do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents and investments totaling $160.1 million and $222.0 million at December 31, 2006 and December 30, 2007, respectively. Our existing cash and cash equivalents and investments are invested primarily in money market funds and high-grade (A1+/P1) commercial paper and high grade (A1/A+) corporate notes. We do hold investments in AAA rated credit card asset backed securities, which are short term, actively traded and highly liquid. However, we do not invest in any other types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.

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

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Airvana, Inc.:

We have audited the accompanying consolidated balance sheets of Airvana, Inc. as of December 31, 2006 and December 30, 2007 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended December 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airvana, Inc. at December 30, 2006 and December 30, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payments”, using the prospective-transition method. As discussed in Note 3 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of FASB Staff Position No. 150-5 “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable”.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 29, 2008

AIRVANA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 30,
	2006	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$86,815	$43,547
Investments	73,308	178,416
Accounts receivable	46,072	14,171
Deferred product cost, current	34,214	1,050
Deferred tax assets, current	—	1,422
Prepaid taxes	14,627	115
Prepaid expenses and other current assets	2,327	3,064

Total current assets	257,363	241,785
Property and equipment	14,925	17,831
Less: accumulated depreciation and amortization	9,122	11,434

	5,803	6,397
Restricted investments	193	193
Deferred tax assets	—	1,786
Goodwill and intangible assets, net	—	12,165
Other assets	848	414

Total assets	$264,207	$262,740

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,988	$3,806
Accrued expenses and other current liabilities	7,841	11,162
Accrued income taxes	—	15,016
Deferred revenue, current	243,281	79,915

Total current liabilities	254,110	109,899
Deferred revenue, long-term	137	63
Accrued income taxes	—	4,675
Deferred tax liabilities	—	1,174
Other liabilities	2,218	1,754
Warrants to purchase preferred stock	490	—

Total long-term liabilities	2,845	7,666
Commitments (Note 8)	—	—
Redeemable convertible preferred stock (at liquidation value):
Series A redeemable convertible preferred stock, $0.01 par value: 10,937,500 shares authorized, 10,937,500 shares issued and outstanding as of December 31, 2006 and no shares authorized, issued or outstanding at December 30, 2007	16,749	—
Series B1 redeemable convertible preferred stock, $0.01 par value: 4,027,663 shares authorized, 3,994,328 shares issued and outstanding at December 31, 2006 and no shares authorized, issued or outstanding at December 30, 2007	36,274	—
Series B2 redeemable convertible preferred stock, $0.01 par value: 900,414 shares authorized, 900,414 shares issued and outstanding as of December 31, 2006 and no shares authorized, issued or outstanding at December 30, 2007	7,362	—
Series C redeemable convertible preferred stock, $0.01 par value: 25,093,051 shares authorized, 25,031,017 shares issued and outstanding as of December 31, 2006 and no shares authorized, issued or outstanding at December 30, 2007	56,150	—
Series D redeemable convertible preferred stock, $0.01 par value: 4,485,305 shares authorized, 3,288,490 shares issued and outstanding at December 31, 2006 and no shares authorized, issued or outstanding at December 30, 2007	13,507	—

Total redeemable convertible preferred stock	130,042	—
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value: no shares authorized, issued or outstanding as of December 31, 2006; 10,000,000 shares authorized, no shares issued or outstanding at December 30, 2007	—	—
Common stock, $0.001 par value: 90,000,000 shares authorized, 13,814,535 shares issued and outstanding at December 31, 2006; 350,000,000 shares authorized, 63,559,983 shares issued and outstanding at December 30, 2007 (Note 9)	14	64
Additional paid-in capital	3,251	190,409
Accumulated deficit	(126,055)	(45,298)

Total stockholders’ (deficit) equity	(122,790)	145,175

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$264,207	$262,740

The accompanying notes are an integral part of these financial statements

AIRVANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	January 1,	December 31,	December 30,
	2006	2006	2007
	(In thousands, except per share amounts)

Revenue:
Product	$1,358	$145,835	$279,133
Service	989	24,435	26,652

Total revenue	2,347	170,270	305,785
Cost of revenue:
Product	1,792	39,241	34,794
Service	4,741	6,054	7,110

Total cost of revenue	6,533	45,295	41,904
Gross (loss) profit	(4,186)	124,975	263,881
Operating expenses:
Research and development	42,922	55,073	76,638
Selling and marketing	5,237	7,729	12,055
General and administrative	3,253	5,068	7,453
In-process research and development	—	—	2,340

Total operating expenses	51,412	67,870	98,486

Operating (loss) income	(55,598)	57,105	165,395
Interest income (expense)
Interest income	3,459	6,642	9,881
Interest expense	—	(40)	(35)

Total interest income (expense)	3,459	6,602	9,846

(Loss) income before income tax expense (benefit) and cumulative effect of change in accounting principle	(52,139)	63,707	175,241
Income tax expense (benefit)	10,875	(10,742)	21,898

(Loss) income before cumulative effect of change in accounting principle	(63,014)	74,449	153,343
Cumulative effect of change in accounting principle	—	(330)	—

Net (loss) income	$(63,014)	$74,119	$153,343

Net (loss) income per common share applicable to common stockholders:
Basic	$(5.42)	$1.21	$2.63
Diluted	$(5.42)	$1.12	$2.19
Weighted average common shares outstanding:
Basic	12,959	13,542	36,238
Diluted	12,959	18,947	43,496

The accompanying notes are an integral part of these financial statements

AIRVANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	January 1,	December 31,	December 30,
	2006	2006	2007
	(In thousands)

Operating activities
Net (loss) income	$(63,014)	$74,119	$153,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,758	2,408	3,078
Amortization of intangible assets	—	—	713
In-process research and development	—	—	2,340
Stock-based compensation	—	800	2,996
Loss on disposal of property and equipment	99	36	—
Deferred tax benefit	—	—	(2,989)
Cumulative effect of change in accounting principle	—	330	—
Amortization of investments	1,426	(581)	(5,661)
Amortization of leasehold incentive	(300)	(542)	(522)
Non-cash interest income	—	40	(103)
Changes in operating assets and liabilities:
Accounts receivable	1,654	(38,482)	31,901
Deferred product cost	(38,770)	32,752	33,164
Prepaid taxes	(105)	(13,619)	14,512
Prepaid expenses and other current assets	2,417	149	(542)
Accounts payable	512	(1,707)	512
Accrued expenses and other current liabilities	6,640	(859)	2,948
Accrued income taxes	—	—	19,691
Deferred revenue	155,073	(29,706)	(163,610)

Net cash provided by operating activities	67,390	25,138	91,771
Investing activities
Purchases of property and equipment	(6,119)	(2,614)	(3,190)
Restricted investments	49	100	—
Purchase of 3-Way Networks, net of cash acquired	—	—	(10,907)
Purchases of investments	(159,837)	(136,930)	(367,851)
Maturities of investments	104,939	179,800	268,404
Other assets	36	(176)	(126)

Net cash (used in) provided by investing activities	(60,932)	40,180	(113,670)
Financing activities
Payments on long-term debt	—	—	(583)
Proceeds from initial public offering, net of offering costs	—	(560)	51,353
Proceeds from leasehold incentive	2,793	789	—
Proceeds from sale of Series D redeemable convertible preferred stock	—	1,000	—
Proceeds from sale of restricted common stock	160	—	—
Payments of cash dividend	—	—	(72,674)
Purchase of treasury stock	—	—	(96)
Proceeds from exercise of stock options	249	395	609

Net cash provided by (used in) financing activities	3,202	1,624	(21,391)
Effect of exchange rate changes on cash and cash equivalents	15	—	22

Net (decrease) increase in cash and cash equivalents	9,675	66,942	(43,268)
Cash and cash equivalents at beginning of period	10,198	19,873	86,815

Cash and cash equivalents at end of period	$19,873	$86,815	$43,547

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$7,649	$6,204	$100
Supplemental Disclosure of Noncash Activities
Accretion of dividends on redeemable convertible preferred stock	$7,256	$7,328	$4,032
Retirement of property and equipment	$1,554	$244	$867

The accompanying notes are an integral part of these financial statements

AIRVANA, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ (DEFICIT) EQUITY

							Redeemable Convertible
							Preferred Stock
	Series A		Series B1		Series B2		Series C		Series D		Common Stock		Additional
		Liquidation		Liquidation		Liquidation		Liquidation		Liquidation		Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	(Deficit) Equity
							(In thousands, except share amounts)
Balance at January 2, 2005	10,937,500	15,004	3,994,328	32,341	900,414	6,564	25,031,017	49,712	2,989,537	10,837	13,217,513	13	1,767	(122,576)	(120,796)
Issuance of restricted common stock	—	—	—	—	—	—	—	—	—	—	75,018	—	160	—	160
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	228,012	—	249	—	249
Cumulative dividends on redeemable convertible preferred stock	—	873	—	1,967	—	399	—	3,219	—	798	—	—	—	(7,256)	(7,256)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(63,014)	(63,014)

Balance at January 1, 2006	10,937,500	15,877	3,994,328	34,308	900,414	6,963	25,031,017	52,931	2,989,537	11,635	13,520,543	13	2,176	(192,846)	(190,657)

Sale of Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	298,953	1,000	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	293,992	1	394	—	395
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	800	—	800
Cumulative dividends on redeemable convertible preferred stock	—	872	—	1,966	—	399	—	3,219	—	872	—	—	—	(7,328)	(7,328)
Reclassification of preferred stock warrants to liability	—	—	—	—	—	—	—	—	—	—	—	—	(119)	—	(119)
Net income	—	—	—	—	—	—	—		—	—	—	—	—	74,119	74,119

Balance at December 31, 2006	10,937,500	16,749	3,994,328	36,274	900,414	7,362	25,031,017	56,150	3,288,490	13,507	13,814,535	14	3,251	(126,055)	(122,790)

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	416,328	—	609	—	609
Repurchase and retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	(45,010)	—	(96)	—	(96)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,996	—	2,996
Conversion of convertible preferred stock warrants into common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	70	—	70
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	7,528	—	—	—	—
Cumulative dividends on redeemable convertible preferred stock	—	480	—	1,080	—	219	—	1,771	—	482	—	—	—	(4,032)	(4,032)
Exercise of convertible preferred stock warrants	—	—	—	—	—	—	43,166	69	—	—	—	—	248	—	248
Issuance of common stock in connection with the Company’s acquisition of 3Way Networks Limited	—	—	—	—	—	—	—	—	—	—	441,845	1	2,661	—	2,662
Conversion of redeemable convertible preferred stock in connection with the Company’s initial public offering	(10,937,500)	(17,229)	(3,994,328)	(37,354)	(900,414)	(7,581)	(25,074,183)	(57,990)	(3,288,490)	(13,989)	40,624,757	41	134,102	—	134,143
Issuance of common stock in connection with the Company’s initial public offering, net of offering costs of $7,267	—	—	—	—	—	—	—	—	—	—	8,300,000	8	50,785	—	50,793
Cash dividend	—	—	—	—	—	—	—	—	—	—	—	—	(4,217)	(68,554)	(72,771)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	153,343	153,343

Balance at December 30, 2007	—	—	—	—	—	—	—	—	—	—	63,559,983	64	190,409	(45,298)	145,175

The accompanying notes are an integral part of these financial statements

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.	Operations

Business Description

Airvana, Inc. (the “Company”) is a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. The Company’s software and hardware products are based on Internet Protocol (“IP”) technology and enable wireless networks to deliver broadband-quality multimedia services to mobile phones, laptop computers and other mobile devices. These services include Internet access, e-mail, music downloads, video, IP-TV, gaming, push-to-talk and voice-over-IP. The Company has offices in Chelmsford, Massachusetts; Dallas, Texas; Bangalore, India; Cambridge, United Kingdom; Madrid, Spain; Darmstadt, Germany; Beijing, China; Seoul, Korea; and Tokyo, Japan.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany transactions and balances. These consolidated financial statements reflect the use of the following significant accounting policies, as described below and elsewhere in the notes to the consolidated financial statements. These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments relied upon by management in preparing these financial statements include the timing of revenue recognition, expensing or capitalizing research and development costs for software, the determination of the fair value of stock awards issued, the recoverability of the Company’s deferred tax assets, the amount of the Company’s income tax expenses and the classification of deferred product costs and deferred revenues.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates and judgments on historical experience and various other factors that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to: a highly concentrated customer base, sales volatility, dependency on a single air interface standard, rapid technological changes, competition from substitute products and services from larger companies, limited number of suppliers, government regulations, management of international activities, protection of proprietary rights, patent litigation, and dependence on key individuals.

Fiscal Year

The Company’s fiscal year end is the Sunday nearest to December 31.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Cash and Cash Equivalents

Cash equivalents consist of highly liquid instruments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value.

Investments

The Company determines the appropriate categorization of investments in debt securities at the time of purchase. As of December 31, 2006 and December 30, 2007, the Company’s investments are categorized as held-to-maturity and are presented at their amortized cost, which approximates market value. The short-term or long-term classification of debt securities at each balance sheet date is based on the remaining period to maturity.

Prepaid and Other Current Assets

Prepaid and other current assets consist of prepaid software licenses, prepaid software and hardware maintenance contracts, and inventories. Inventories are stated at the lower of cost or market on the first-in, first-out basis.

Deferred Product Cost

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), the Company also defers the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43, “Restatement and Revision of Accounting Research Bulletins” as amended by Statement of Financial Accounting Standards (“SFAS”) 151, Inventory Cost.

Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation by charges to operations on a straight-line basis in amounts estimated to allocate the cost of the assets over their estimated useful lives. Depreciation expense was $1,274, $2,408 and $3,078 for the years ended January 1, 2006, December 31, 2006 and December 30, 2007, respectively. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consist of the following:

		As of
		December 31,	December 30,
	Estimated Useful Life	2006	2007

Computer equipment and purchased software	1.5 - 3 years	$4,972	$5,343
Test and lab equipment	3 years	3,883	5,100
Leasehold improvements	Shorter of life of lease or 5 years	5,600	6,497
Office furniture and equipment	3 - 5 years	470	891

Total property and equipment		14,925	17,831
Less: Accumulated depreciation and amortization		(9,122)	(11,434)

		$5,803	$6,397

In connection with a lease incentive arrangement entered into as part of the Company’s new headquarters lease, the Company received reimbursements of approximately $2,800 and $790 for leasehold improvements

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

capitalized in the years ended January 1, 2006 and December 31, 2006, respectively. As a result of this arrangement, the Company recorded a lease incentive obligation for the reimbursed amount, and is amortizing that obligation as a reduction to rent expense over the term of the lease. As of December 31, 2006 and December 30, 2007, the unamortized amount was $2,740 and $2,218, respectively. During the years ended January 1, 2006, December 31, 2006 and December 30, 2007, the Company amortized the lease incentive obligation by approximately $300, $542 and $522, respectively. The remaining lease incentive amounts are classified either as components of accrued expenses and other current liabilities or other liabilities based on the future timing of amortization against rent expense.

Capitalized Internal-Use Software

The Company capitalizes certain costs incurred to purchase internal-use software in accordance with SOP NO. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). To date, such costs have included external direct costs of materials and services consumed in obtaining internal-use software and are included within computer hardware and software. Once the capitalization criteria of SOP 98-1 have been met, such costs are capitalized and amortized on a straight-line basis over three years after the software has been put into use. Subsequent additions, modifications, or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. At December 30, 2007, the Company had capitalized software of $2,487, net of accumulated depreciation of $1,975.

Software Development Costs

The Company’s research and development expenses have been charged to operations as incurred. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company capitalizes software development costs incurred after the technological feasibility of software development projects has been established. The Company determines technological feasibility has been established at the time when a working model of the software has been completed. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have met the criteria for capitalization.

Revenue Recognition

The Company derives revenue from the licensing of software products and software upgrades; the sale of hardware products, maintenance and support services; and the sale of professional services, including training. The Company’s products incorporate software that is more than incidental to the related hardware. Accordingly, the Company recognizes revenue in accordance SOP No. 97-2.

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

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

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

For its direct sales to end user customers, which have not been material to date, the Company recognizes product revenue upon delivery provided that all other revenue recognition criteria have been met.

The Company’s support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in its software. The Company’s

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

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

When VSOE of fair value for maintenance and support services does not exist, revenue is deferred and recognized ratably over the warranty period. If there are outstanding specified upgrades at the time of shipment, revenue is deferred until such time as all upgrades outstanding at the time of shipment are delivered. At the time of the delivery of the specified upgrade, the Company will recognize the earned product, support and maintenance revenue, and the unearned product, support and maintenance revenue will be recognized over the remainder of the applicable maintenance period. In connection with an amendment to the Company’s OEM arrangement with Nortel Networks dated September 28, 2007, the Company can no longer assert VSOE of fair value for maintenance and support services to Nortel Networks.

For maintenance and service renewals, the Company recognizes revenue for such services ratably over the service period as services are delivered.

The Company provides professional services for deployment optimization, network engineering and radio frequency deployment planning, and provides training for network planners and engineers. The Company generally recognizes revenue for these services as the services are performed as it has deemed such services not essential to the functionality of its products. The Company has not issued any refunds on products sold. As such, no provisions have been recorded against revenue or related receivables for potential refunds.

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The Company maintains its cash and cash equivalents and investment accounts with two major financial institutions. The Company’s cash equivalents and investments are invested in securities with a high credit rating.

At December 31, 2006, the Company had one customer who accounted for 99% of accounts receivable. At December 30, 2007, the Company had one customer who accounted for 80% of accounts receivable. The Company had two customers who accounted for 78% and 16% of revenues for the year ended January 1, 2006 and one customer who accounted for 95% and 99% of revenues individually for the years ended December 31, 2006 and December 30, 2007, respectively. The Company believes that all of its accounts receivable are collectible and, therefore, has not provided any reserve for doubtful accounts as of December 31, 2006 and December 30, 2007.

Segment and Geographic Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision making group, as defined under SFAS No. 131,

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

consists of the Company’s chief executive officer, chief financial officer and the executive vice presidents. The Company views its operations and manages its business as one operating segment.

Stock-Based Compensation

As of December 30, 2007, the Company had two stock-based employee compensation plans which are more fully described in Note 10.

Through the year ended January 1, 2006, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and elected the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123 (“APB Opinion No. 25”). Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of the Company’s common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. The Company followed the provisions of Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, to account for grants made to non-employees.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. In accordance with SFAS No. 123(R), we recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award, which is generally four to five years, and have elected to use the Black-Scholes option pricing model to determine fair value. SFAS No. 123(R) eliminated the alternative of applying the intrinsic value method of APB Opinion No. 25 to stock compensation awards. We adopted the provisions of SFAS No. 123(R) on the first day of fiscal 2006 using the prospective-transition method. As such, we will continue to apply APB No. 25 in future periods to equity awards granted prior to the adoption of SFAS No. 123(R).

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined as the change in stockholders’ equity (deficit) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive income (loss) for all periods presented is equal to the reported net income (loss).

Net (Loss) Income Per Share

The Company calculated net (loss) income per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statemement No. 128 Earnings Per Share (“EITF Issue No. 03-06”), which clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings per share should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its convertible preferred stock represents a participating security and therefore has adopted the provisions of EITF Issue No. 03-6 retroactively for all periods presented.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Under the two-class method, basic net (loss) income per share is computed by dividing the net (loss) income applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net (loss) income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocated net income first to preferred stockholders based on dividend rights under the Company’s charter and then to common and preferred stockholders based on ownership interests. Net losses are not allocated to preferred stockholders. Diluted net (loss) income per share gives effect to all potentially dilutive securities, including stock options using the treasury stock method and unvested restricted common stock.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share is as follows:

	Years Ended
	January 1,	December 31,	December 30,
	2006	2006	2007

Numerator:
(Loss) income before cumulative effect of change in accounting principle	$(63,014)	$74,449	$153,343
Cumulative effect of change in accounting principle	—	(330)	—

Net (loss) income	$(63,014)	$74,119	$153,343

Allocation of net (loss) income:
Basic:
Accretion of redeemable preferred stock	$7,256	$7,328	$4,032
Dividend allocated to preferred stockholders	—	—	54,153
Undistributed net income allocated to preferred stockholders	—	50,354	—

Net income applicable to preferred stockholders	7,256	57,682	58,185
Net (loss) income applicable to common stockholders before cumulative effect of change in accounting principle	(70,270)	16,767	95,158
Cumulative effect of change in accounting principle	—	(330)	—

Net (loss) income applicable to common stockholders	(70,270)	16,437	95,158

Net (loss) income	$(63,014)	$74,119	$153,343

Diluted:
Accretion of redeemable preferred stock	$7,256	$7,328	$4,032
Dividend allocated to preferred stockholders	—	—	54,153
Undistributed net income allocated to preferred stockholders	—	45,642	—

Net income applicable to preferred stockholders	7,256	52,970	58,185
Net (loss) income applicable to common stockholders before cumulative effect of change in accounting principle	(70,270)	21,479	95,158
Cumulative effect of change in accounting principle	—	(330)	—

Net (loss) income applicable to common stockholders	(70,270)	21,149	95,158

Net (loss) income	$(63,014)	$74,119	$153,343

Denominator:
Basic weighted average shares	12,959	13,542	36,238
Dilutive effect of common stock equivalents	—	5,405	7,258

Diluted weighted average shares	12,959	18,947	43,496
Calculation of net (loss) income per share:
Basic:
Net (loss) income applicable to common stockholders	$(70,270)	$16,437	$95,158
Weighted average shares of common stock outstanding	12,959	13,542	36,238
Net (loss) income per share	$(5.42)	$1.21	$2.63

Diluted:
Net (loss) income applicable to common stockholders	$(70,270)	$21,149	$95,158
Weighted average shares of common stock outstanding	12,959	18,947	43,496
Net (loss) income per share	$(5.42)	$1.12	$2.19

Cumulative effect of change in accounting principle
Basic		$(0.02)

Diluted		$(0.02)

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires that long-lived assets and certain identifiable assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company determined that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired.

Goodwill and Other Intangibles

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The statement requires that goodwill be tested for impairment on an annual basis, which the Company has selected to be in the fourth fiscal quarter of each year. The Company operates its business and tests its goodwill for impairment as a single reporting unit. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. There was no impairment of goodwill as of each of the balance sheet dates presented.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company’s foreign subsidiaries in India, United Kingdom, Japan and Korea is the U.S. dollar. Accordingly, all assets and liabilities of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured into U.S. dollars at the average rate in effect during the year. Any differences resulting from the remeasurement of assets, liabilities, and operations of India, United Kingdom, Japan and Korea subsidiaries are recorded within operating expense in the consolidated statements of operations. During the years ended January 1, 2006, December 31, 2006 and December 30, 2007, the Company recorded foreign currency gains of $125, $16 and $113 respectively, in research and development expense.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which is the asset and liability method for accounting and reporting income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, SFAS No. 109 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, on January 1, 2007. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48.

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, short-term and long-term investments, restricted investments, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximate their carrying values.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Single or Limited Source Suppliers and Contract Manufacturers

Because the Company has and will continue to subcontract the manufacturing and assembly of its products and procurement of materials to major independent manufacturers, the Company does not have significant internal manufacturing capabilities. The Company’s reliance on contract manufacturers exposes it to a number of risks, including reduced control over manufacturing capacity and component availability, product completion and delivery times, product quality, manufacturing costs, and inadequate or excess inventory levels, which could lead to product shortage or charges for excess and obsolete inventory. However, as of December 30, 2007, a majority of the Company’s sales consist of software-only license fees which do not include a manufactured hardware component.

New Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), Business Combinations and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact, if any, these statements will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the effect, if any, that the adoption of SFAS 159 will have on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. The Statement clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. This Statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact that the adoption of this statement will have on its results of operations and financial position.

On July 13, 2006, the FASB issued FIN 48, which fundamentally changes the way that the Company is required to treat its uncertain tax positions for financial accounting purposes. FIN 48 prescribes rules regarding how the Company should recognize, measure and disclose in its financial statements tax positions that were taken or will be taken on the Company’s tax return that are reflected in measuring current or deferred income tax assets and liabilities. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability. This interpretation is effective for fiscal years beginning after December 15, 2006. See Note 6 for a discussion of the effect of adopting FIN 48 on the Company’s consolidated financial statements.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

3.	Change in Accounting Principle — Warrants

On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FSP 150-5”). FSP 150-5 affirms that warrants of this type are subject to the requirements in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, regardless of the redemption price or the timing of the redemption feature. Therefore, under SFAS No. 150, the freestanding warrants to purchase the Company’s convertible preferred stock are liabilities that must be recorded at fair value.

The Company adopted FSP 150-5 as of January 2, 2006 and recorded an expense of $330 for the cumulative effect of the change in accounting principle to reflect the estimated fair value of these warrants as of that date. For year ended December 31, 2006, the Company recorded $40 of non-cash interest expense to reflect the increase in fair value between January 2, 2006 and December 31, 2006. For the year ended December 30, 2007, the Company recorded $103 of non-cash interest income to reflect the decrease in fair value between December 31, 2006 and July 19, 2007, when the preferred stock warrants were converted into common stock warrants in conjunction with the Company’s initial public offering (“IPO”).

These warrants were subject to revaluation at each balance sheet date, and any change in fair value was recorded as a component of interest income (expense) until the completion of the Company’s IPO, at which time the carrying amount of the preferred stock warrant liability was reclassified to additional paid-in capital.

The pro forma effect of the adoption of FSP 150-5 on the Company’s results of operations for fiscal 2005, if applied retroactively as if FSP 150-5 had been adopted in that year, was not material.

4.	Investments

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment securities as held-to-maturity. These securities are reported at amortized cost, which approximates fair market value.

The amortized cost and estimated fair value of the Company’s investment securities are as follows:

	December 31, 2006		December 30, 2007
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value

Corporate debt securities	$61,007	$61,018	$124,385	$124,856
Asset-backed securities	12,301	12,302	54,031	54,092

	$73,308	$73,320	$178,416	$178,948

All held-to-maturity investment securities had maturities of less than one year as of December 31, 2006 and December 30, 2007.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

5.	Goodwill and Intangible Assets

Goodwill and intangible assets, net, consist of goodwill of $7,998 and acquired intangible assets of $4,167 which consist of the following:

	December 30, 2007
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible

Developed technology	$3,340	$446	$2,894
Customer relationships	1,350	225	1,125
Non-compete agreements	190	42	148

Total intangible assets	$4,880	$713	$4,167

The aggregate amortization expense on intangible assets was $713 for the year ended December 30, 2007. Expected future amortization of intangible assets for fiscal years indicated is as follows:

Fiscal year:
2008	$1,069
2009	1,069
2010	1,026
2011	780
2012	223

$4,167

6.	Income Taxes

Income before the (benefit from) provision for income taxes consists of the following:

	January 1,	December 31,	December 30,
	2006	2006	2007

Domestic	$(52,371)	$63,284	$183,068
Foreign	232	423	(7,827)

Total	$(52,139)	$63,707	$175,241

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

The expense (benefit) for income taxes consisted of the following:

	January 1,	December 31,	December 30,
	2006	2006	2007

Current:
Federal	$10,833	$(10,832)	$24,618
State	42	86	117
Foreign	—	4	119

	10,875	(10,742)	24,854

Deferred:
Federal	(33,503)	30,861	40,879
State	(923)	(1,266)	(1,216)
Foreign	—	—	(2,213)

	(34,426)	29,595	37,450

Change in valuation allowance
Federal	33,503	(30,861)	(42,646)
State	923	1,266	1,197
Foreign	—	—	1,043

	34,426	(29,595)	(40,406)

Total tax expense (benefit)	$10,875	$(10,742)	$21,898

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	January 1,	December 31,	December 30,
	2006	2006	2007

Expected provision at federal statutory rate, 35%	$(18,249)	$22,297	$61,345
State taxes, net of federal benefit	27	56	76
Foreign taxes	—	4	141
Extraterritorial income exclusion, net	(2,018)	—	—
Federal research and development credit	(1,837)	(2,436)	(2,524)
State research and development credit	(914)	(1,233)	(1,216)
Domestic manufacturing deduction	(498)	—	(1,930)
Change in valuation allowance	34,423	(29,597)	(40,406)
Change in unrecognized tax benefits	—	—	4,675
In process research and development	—	—	702
Stock compensation	—	239	890
Other items	(59)	(71)	145

Provision for (benefit from) income taxes	$10,875	$(10,742)	$21,898

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 30,
	2006	2007

Federal net operating loss carryforwards	$6,300	$—
Foreign net operating loss carryforwards	—	2,216
Deferred revenue	27,257	—
Federal research and development credit carryforwards	7,707	—
State research and development credit carryforwards	3,859	5,056
Depreciation and amortization	411	(408)
Stock compensation	28	168
Accrued expenses and other temporary differences	943	1,101

	46,505	8,133
Less valuation allowance	(46,505)	(6,099)

Net deferred tax assets	$—	$2,034

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years as well as its ability to generate income in future periods. The Company has provided a valuation allowance against a majority of its net deferred tax assets as it is more likely than not that these assets will not be realized given the nature of the assets and the likelihood of future utilization.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at January 1, 2007	$—
Increases for prior years	3,977
Increases for the current year	698
Reductions related to settlements with tax authorities	—
Reductions related to expiration of statute of limitations	—

Balance at December 30, 2007	$4,675

At December 30, 2007 the Company had available foreign net operating loss carryforwards of approximately $7,389 which have no expiration. These carryforwards are subject to review and possible adjustment by the relevant taxing authorities.

At December 30, 2007, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $4,675 would impact the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007 and December 30, 2007, the Company did not have any recorded interest or penalties related to unrecognized tax benefits.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

The Company and its subsidiaries file income tax returns in the U.S. federal tax jurisdiction as well as in various state and foreign jurisdictions. The tax years 2000 through 2007 remain open to examination by the major taxing jurisdictions for which the Company is subject to income tax.

The Company files income tax returns in the US federal tax jurisdiction, various state jurisdictions and various foreign jurisdictions. The statute of limitations for federal and state tax authorities is closed for years prior to the year ended January 2, 2005 although carryforward attributes that were generated prior to 2004 may still be subject to examination if they either have been or will be utilized to offset taxable income in tax years 2004 and forward. The statute of limitations for foreign tax jurisdictions is closed for tax years prior to December 31, 2002.

The Company’s intention is to reinvest the total amount of its unremitted foreign earnings in the local jurisdiction, to the extent they are generated and available, or to repatriate the earnings only when tax-effective. As such, the Company has not provided U.S. tax expense on $1,502 of the unremitted earnings of its foreign subsidiaries. If such earnings were distributed, it would result in approximately $432 of incremental US tax expense.

7.	Equipment Line of Credit

In October 2001, the Company entered into an equipment line of credit (the “Equipment Line”), under which the Company borrowed $4,000 for the purchase of property and equipment. Interest was payable at an annual rate equal to the 36-month Treasury Note rate plus 4.15%, but not less than 8%, with a terminal interest payment equal to 10% of all borrowings, which the Company was accruing over the term of the Equipment Line. In July 2004, the Company paid all outstanding obligations owed, including principal and interest. All related collateral to the loan has been released and the line has been terminated.

In connection with the Equipment Line, the Company issued warrants to purchase 33,335 shares of Series B1 redeemable convertible preferred stock at an exercise price of $6.17 per share. The fair value of the warrants of $58 was recorded as a discount on the Equipment Line, and was amortized to interest expense over the repayment period. Effective upon the closing of the IPO, these warrants became exercisable for 48,118 shares of common stock at an exercise price of $4.28 per share. On December 17, 2007 one holder net exercised 16,667 warrants for 16,667 shares of common stock and received 7,525 shares of common stock. As of December 30, 2007 warrants to purchase 24,059 shares of common stock were outstanding.

In July 2002, the Company entered into a second equipment line of credit (the “Second Line”), under which the Company borrowed $918 for the purchase of property and equipment. Interest was payable at an annual rate equal to the 36-month Treasury Note rate plus 5.80%, but not less than 9.6%, with a terminal interest payment equal to 11% of all borrowings, which the Company was accruing over the term of the Equipment Line. In July 2004, the Company paid all outstanding obligations owed, including principal and interest. All related collateral to the loan has been released and the line has been terminated.

In connection with the Second Line, the Company issued a warrant to purchase 62,034 shares of Series C redeemable convertible preferred stock (“Series C Preferred Stock”) at an exercise price of $1.612 per share. The fair value of the warrants of $61 was recorded as a discount on the Second Line, and was amortized to interest expense over the repayment period. On March 27, 2007, the holder net exercised the warrant and received 43,166 shares of Series C Preferred Stock.

8.	Commitments and Contingencies

The Company conducts its operations in leased facilities, and rent expense charged to operations for the years ended January 1, 2006, December 31, 2006 and December 30, 2007 was $860, $718 and $1,310, respectively.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

In October 2004, the Company entered into a seven-year lease agreement for its headquarters facility. The Company is obligated to pay monthly rent through 2012. As part of this agreement, the Company obtained a standby letter of credit for the landlord totaling $142. The letter of credit is fully collateralized by a certificate of deposit maintained at the major financial institution that issued the letter of credit and is classified in restricted investments in the accompanying balance sheets.

In August 2005, the Company leased additional space adjacent to its headquarters, and increased the letter of credit and certificate of deposit by $51.

Future minimum commitments as of December 30, 2007, under all of the Company’s leases, are as follows:

Fiscal year:
2008	$1,435
2009	1,358
2010	1,395
2011	1,403
2012	279

$5,870

9.	Common Stock

The Company has 350,000,000 authorized shares of common stock, of which a total of 13,814,623 and 63,559,983 shares had been issued as of December 31, 2006 and December 30, 2007, respectively. Common stockholders are entitled to one vote for each share held and to receive dividends if and when declared by the Company’s Board of Directors (the “Board”) and subject to and qualified by the rights of holders of the preferred stock. Upon dissolution or liquidation of the Company, holders of common stock will be entitled to receive all available assets subject to any preferential rights of any then outstanding preferred stock. As of December 31, 2006 and December 30, 2007, the Company has reserved common shares for the following issuances:

	December 31,	December 30,
	2006	2007

Series A Preferred Stock	12,307,744	—
Series B1 Preferred Stock	5,765,749	—
Series B2 Preferred Stock	1,273,943	—
Series C Preferred Stock	18,810,329	—
Series D Preferred Stock	3,364,069	—
2000 Stock Plan	12,113,373	12,786,353
2007 Stock Plan	—	12,609,800
Series B1 Warrants	48,118	24,059
Series C Warrant	32,282	—

Total number of common shares reserved	53,715,607	25,420,212

In July 2007, the Company completed its IPO in which it sold 8,300,000 shares of common stock at an issue price of $7.00 per share. The Company raised a total of $58.1 million in gross proceeds from the IPO, or $50.8 million in net proceeds after deducting underwriting discounts and commissions of $4.1 million and other estimated offering costs of approximately $3.2 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 40,624,757 shares of common stock.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Founders’ Shares

In March 2000, the Company issued 4,923,098 shares of restricted common stock to its two founders in exchange for $0.2, or $0.00004 per share, which represented the fair value of the common stock on the date of issue. The restricted stock agreements provided for the immediate vesting of 20% of the restricted shares. In the event that a founder was terminated, the Company had the right to repurchase at the original purchase price, $0.00004 per share, the number of shares that had not vested. The repurchase rights, in aggregate for the two founders, lapsed over five years at a rate of 196,924 shares per quarter beginning in March 2000. As of December 30, 2007, no founders’ shares were subject to repurchase.

10.	Stock Incentive Plans

Restricted Common Stock

Under the 2000 Plan, the Board may authorize the sale of common stock to employees, directors and consultants of the Company. The purchase price and the terms under which the Company may repurchase such shares shall be determined by the Board.

Prior to 2005, the Company had issued 8,014,987 shares of restricted stock with prices ranging from $0.000041 to $1.0664. During the year ended January 1, 2006, the Company sold 75,187 shares of restricted common stock under the 2000 Plan at $2.128 per share which represented the fair market value of the common stock as determined by the Board on the date of sale. All of these shares are subject to stock repurchase agreements in the event that the holder terminates relationship with the Company before the repurchase provisions lapse. Vesting periods for restricted stock grants are generally five years.

During 2004 and 2007, 4,388 and 45,011 shares were repurchased at their original issuance price, respectively. At December 31, 2006 and December 30, 2007, 82,520 and 18,753 shares of restricted common stock were subject to repurchase, respectively.

Stock Options

As of December 31, 2006, the Company had one stock-based employee compensation plan, the Company’s 2000 Stock Incentive Plan (the “2000 Plan”) under which the Company could issue up to 21,005,251 shares of common stock. Under the 2000 Plan, the Board could grant incentive stock options (“ISOs”) to employees of the Company and nonstatutory stock options (“NSOs”) to officers, employees, directors, consultants and advisors of the Company. Under the 2000 Plan, the Board determines the option price for all stock options, which generally expire ten years from the date of grant.

In June 2007, the Company’s stockholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant ISOs, NSOs, restricted stock awards and other stock-based awards. The number of shares of common stock that may be issued under the 2007 Plan equals the sum of 11,252,813 shares of common stock, any shares of common stock reserved for issuance under the 2000 Plan that remained available for issuance under the 2000 Plan immediately prior to the closing of the IPO and any shares of common stock subject to awards under the 2000 Plan which awards expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised; provided, however, that the maximum number of shares of common stock that may initially be issued under the 2007 Plan cannot exceed 20,130,557, including the number of shares rolling over in connection with the expiration of the 2000 Plan.

As there was no public market for the Company’s common stock prior to July 19, 2007, the date of the Company’s IPO, the Company determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

stock options granted in the year ended December 31, 2006 was 78% and in the year ended December 30, 2007 was between 78% and 67%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments and SFAS 123(R). The expected life of options granted during the year ended December 31, 2006 was 6.5 years and during the year ended December 30, 2007 was between 6.5 and 6.25 years. For the years ended December 31, 2006 and December 30, 2007, the weighted-average risk free interest rate used was 4.95% and 4.54%, respectively. The risk-free interest rate is based on a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although the Company paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as it does not currently anticipate paying cash dividends on its shares of common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 3.0% for the years ended December 31, 2006 and December 30, 2007 in determining the expense recorded in its consolidated statement of operations. This rate was derived by review of the Company’s historical forfeitures since 2000.

A summary of stock option grants between December 13, 2005 and June 21, 2007 is as follows:

	Number of
	Shares Subject		Fair Value
	to Options	Exercise	of
	Granted	Price	Common Stock

December 13, 2005	633,898	$2.67	$4.91	(a)
January 23, 2006	87,767	2.67	5.29	(a)
April 18, 2006	256,177	3.00	5.05	(a)
July 19, 2006	167,275	3.00	3.67	(a)
August 21, 2006	1,311,383	3.00	4.08	(a)
October 17, 2006	254,259	3.67	6.10	(a)
November 28, 2006	303,625	7.62	7.62	(b)
February 28, 2007	360,068	7.04	7.04	(b)
March 22, 2007	135,028	7.07	7.07	(b)
April 30, 2007	262,566	0.01	6.03	(b)
May 22, 2007	418,943	6.72	6.72	(b)
June 21, 2007	104,268	7.44	7.44	(b)

Total:	4,295,257

(a)	Fair value as determined in a retrospective valuation

(b)	Fair value as determined in a contemporaneous valuation

Prior to the Company’s IPO, there was no public market for the Company’s common stock, and, in connection with its grants of stock options and issuance of restricted stock awards, the Company’s board of directors, with input from management, determined the fair value of its common stock. The board exercised judgment in determining the estimated fair value of the Company’s common stock on the date of grant based on several objective and subjective factors, including operating and financial performance and corporate milestones, the liquidation preferences, dividend rights and voting control attributable to its then-outstanding convertible preferred stock and, primarily, the likelihood of achieving a liquidity event such as an initial public offering or sale of the company. As shown in the table above, the fair value of the Company’s common stock fluctuated from December 2005 to August 2006 due to several objective and subjective factors, including changes in the market values of comparable publicly traded

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

companies, the acceptance of the Company’s technology in the market, the decline in sales during the first half of 2006 for the Company’s Rev 0 products and the willingness of wireless operators to deploy the Company’s planned Rev A products in the second half of 2006. The value of the Company’s common stock increased from August 2006 through June 2007 primarily due to the delivery and market acceptance of the Company’s planned Rev A products in September 2006 and the increased likelihood of achieving a liquidity event, such as an initial public offering.

In preparation for the initial public offering of its common stock, the Company reviewed the fair value of its common stock during the two year period prior to the filing of this initial registration statement, in accordance with the practice aid of the American Institute of Certified Public Accountants titled Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

In November 2006, the Company prepared a contemporaneous analysis of the fair value of its common stock. The Company determined the value for its common stock $7.62 per share as of November 15, 2006. The Company used the income and market approaches to value the company. Under the income approach, the Company applied the discounted cash flow method. Future values were converted to present value using a discount rate of 20%, which was derived using the capital asset pricing model. Under the market approach, the Company compared itself to various publicly traded companies in similar lines of business.

The Company then allocated its value between its common stock and preferred stock using the probability-weighted expected return method. The most likely liquidity event was assumed to be an initial public offering, which was assigned a probability weight of 50% and an assumed liquidity date of April 15, 2007. The analysis also considered a sale/merger scenario as well as a scenario where the company remained privately held.

In determining the fair value of its common stock, the Company applied a 35% discount for lack of marketability to the remaining privately held scenario only to reflect the fact that there is no established trading market for its stock. The Company determined the discount for lack of marketability by looking at two sources of empirical evidence: studies of private transactions prior to public offerings and studies of restricted stocks. These studies have calculated average discounts to be approximately 43% for private transactions prior to public offerings and 32% for restricted stocks. The Company then adjusted these discounts to reflect factors specific to its common stock. When multiplied by the probability factor assigned to remaining privately held, the overall effective discount for lack of marketability is 16%.

The Company also performed retrospective analyses of the fair value of its common stock on each of the grant dates of stock options and restricted stock since December 2005.

Similar to the contemporaneous analysis performed previously, the Company assigned probabilities to the various liquidity events. For the period from December 2005 through August 2006, the most likely liquidity event was assumed to be remaining a private company. This event was assigned a weighting of 90% as the Company had not yet expanded its OEM customer base, the development of its new products was still in its infancy and it was undergoing a transition to its next product version where sales of its existing product were declining rapidly.

In September and October of 2006, the Company achieved several key milestones, including the completion of an amendment to its agreement with its largest customer to deliver the next software release, the completion of an agreement with a new OEM customer, and the initial deployments of the next version OEM base station channel cards by the wireless operators. As such, the Company increased the probability scenario for the IPO to 30% from 10%. The indicated valuation of the Company’s common stock was determined to be $6.10 per share as of October 17, 2006.

As a result of these retrospective analyses, the Company recorded additional stock based compensation expense of approximately $241 for fiscal 2006, to reflect amounts equal to the differences between the values calculated using the Black-Scholes option pricing model with the initial assessments of fair value of common stock

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

and the values calculated using the Black-Scholes option pricing model with the reassessed fair values of its common stock for each of the stock-based awards granted between January 23, 2006 and October 17, 2006.

In February 2007, the Company performed an additional contemporaneous analysis of the fair value of its common stock. The Company used the same assumptions as those used in its November 15, 2006 appraisal, except the initial public offering scenario assumed a liquidity date of July 15, 2007 and the selected multiples under the market approach were reduced to reflect the complexity of the Company’s revenue accounting and related financial results. The Company determined that the indicated value of its common stock was $7.04 per share as of February 23, 2007.

In March 2007, the Company performed an additional contemporaneous analysis of the fair value of its common stock. The Company used the same assumptions as those used in the February 23, 2007 appraisal, except the most likely liquidity event of an initial public offering was assigned a probability weight of 55%, up from 50% in the previous valuation analysis. The increase in the probability was due to additional progress made towards the filing of a registration statement. The Company determined that the indicated value of its common stock was $7.07 per share as of March 22, 2007.

In April 2007, the Company performed an additional contemporaneous analysis of the fair value of its common stock. The Company updated its assumptions from the March 2007 appraisal to reflect its then current financial outlook. The Company determined that the indicated value of its common stock was $6.03 as of April 30, 2007, a decrease of $1.04 from its March 22, 2007 appraisal of $7.07 per share. This decrease was due primarily to the payment of an aggregate of $72.7 million for the special dividend of $1.333 per share that the Company paid on April 5, 2007 and was partially offset by the increase in probability weighting for the most likely liquidity event of an initial public offering from 55% to 70%, as the Company had filed its initial registration statement with the SEC.

In May 2007, the Company performed an additional contemporaneous analysis of the fair value of its common stock. The Company used the same assumptions as those used in the April 2007 appraisal, except the most likely liquidity event of an initial public offering was assigned a probability weight of 75%, up from 70% in the previous valuation analysis. The increase in probability was due to progress made towards the filing of an amended registration statement. The Company determined that the indicated value of its common stock was $6.72 per share as of May 17, 2007.

In June 2007, the Company performed an additional contemporaneous analysis of the fair value of its common stock. The Company used the same assumptions as those used in the May 2007 appraisal, except the most likely liquidity event of an initial public offering was assigned a probability weight of 85%, up from 75% in the previous valuation analysis. The increase in probability was due to additional progress made towards the filing of an amended registration statement. The Company determined that the indicated value of its common stock was $7.44 per share as of June 19, 2007.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Stock option and restricted stock activity under the 2000 Plan and the 2007 Plan is summarized as follows:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining		Fair
	Number of	Exercise Price	Contractual	Aggregate	Value
	Shares	per Share	Term in Years	Intrinsic Value	Per Share

Outstanding at January 2, 2005	6,564,363	$1.28	8.55	$4,711

Granted	2,073,426	2.41			$0.44

Exercised	(303,030)	1.09		$266

Cancelled	(172,908)	1.53

Outstanding at January 1, 2006	8,161,851	$1.56	8.06	$27,309

Granted	2,380,486	3.65			$3.96

Exercised	(293,992)	1.35		$671

Cancelled	(240,533)	2.00

Outstanding at December 31, 2006	10,007,812	$2.05	7.67	$55,641

Granted	4,307,829	6.23			$3.71

Exercised	(416,328)	1.47		$2,160

Cancelled	(563,860)	2.88

Outstanding at December 30, 2007	13,335,453	2.24	7.05	$44,728

Exercisable at January 1, 2006	2,828,168	1.15	8.06	$10,618

Exercisable at December 31, 2006	4,169,331	1.34	6.47	$26,163

Exercisable at December 30, 2007	6,985,359	1.33	6.01	$29,784

Options vested or expected to vest at December 31, 2006	9,707,578	2.05	7.67	$53,972

Options vested or expected to vest at December 30, 2007	12,935,389	2.24	7.05	$43,386

For the years ended December 31, 2006 and December 30, 2007, the Company recorded expense of $800 and $2,996, respectively, in connection with share-based awards. As of December 30, 2007, future expense for non-vested stock options of $23,789 was expected to be recognized over a weighted-average period of 4.2 years. The adoption of SFAS No. 123(R) had no effect on cash flow for any period presented.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants for the years ended December 31, 2006 and December 30, 2007, which were allocated as follows:

	Years Ended
	December 31,	December 30,
	2006	2007

Cost of service revenue	$40	$174
Research and development	435	1,827
Selling and marketing	141	669
General and administrative	184	326

Total stock-based compensation	$800	$2,996

11.	Deferred Revenue and Deferred Product Cost

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

The Company’s product revenue in fiscal 2006 of $145.8 million consisted primarily of software license fees and hardware shipments to its primary OEM customer from fiscal 2002 through the first quarter of fiscal 2005, which is when it made an additional commitment for a specified future software upgrade. The Company refers to that software upgrade as its April 2005 specified upgrade. The Company delivered the April 2005 specified upgrade in April 2007, and therefore recognized in fiscal 2007 $156.9 million of revenue deferred from the second quarter of fiscal 2005, which is when it committed to the April 2005 specified upgrade, to the third quarter of fiscal 2006, which is when it committed to a subsequent specified upgrade. The Company refers to that subsequent specified upgrade as its September 2006 specified upgrade. The Company delivered the September 2006 specified upgrade in November 2007, and therefore recognized in the fourth quarter of fiscal 2007 $140.7 million of revenue deferred from September 2006, which is when it committed to the September 2006 specified upgrade, to June 2007, which is when it committed to a subsequent specified upgrade. The Company refers to that subsequent specified upgrade as its June 2007 specified upgrade. In December 2007, the Company committed to an additional specified upgrade, which the Company refers to as its December 2007 specified upgrade.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Deferred revenue and deferred product cost at December 30, 2007 consists of the following:

	Current	Long-Term	Total

Deferred revenue related to April 2005 specified upgrade	$44	$—	$44
Deferred revenue related to September 2006 specified upgrade	6,191	—	6,191
Deferred revenue related to June 2007 specified upgrade	61,316	—	61,316
Deferred revenue related to December 2007 specified upgrade	11,273	—	11,273
Other deferred revenue	1,091	63	1,154

Total deferred revenue	$79,915	$63	$79,978

Deferred product cost related to September 2006 specified upgrade	$73	$—	$73
Deferred product cost related to June 2007 specified upgrade	853	—	853
Deferred product cost related to December 2007 specified upgrade	124	—	124

Total deferred product cost	$1,050	$—	$1,050

Deferred revenue and deferred product cost at December 31, 2006 consists of the following:

	Current	Long-Term	Total

Deferred revenue related to April 2005 specified upgrade	$156,899	$—	$156,899
Deferred revenue related to September 2006 specified upgrade	85,820	—	85,820
Other deferred revenue	562	137	699

Total deferred revenue	$243,281	$137	$243,418

Deferred product cost related to April 2005 specified upgrade	$33,849	$—	$33,849
Deferred product cost related to September 2006 specified upgrade	365	—	365

Total deferred product cost	$34,214	$—	$34,214

12.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 30,
	2006	2007

Payroll and related accruals	$5,301	$7,668
Accrued rent expense	569	601
Accrued legal fees	591	173
Accrued audit and tax	167	504
Accrued royalties	315	771
Other accruals	898	1,445

	$7,841	$11,162

13.	Acquisition

On April 30, 2007, the Company acquired 3Way Networks Limited, a United Kingdom-based provider of personal base stations and solutions for the Universal Mobile Telecommunications System (“UMTS”) market, for an aggregate purchase price of approximately $11,000 in cash and 441,845 shares of the Company’s common stock.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

This acquisition furthered the Company’s strategy to address the UMTS market and to deliver fixed-mobile convergence and in-building mobile broadband solutions.

The Company accounted for this acquisition under the purchase method of accounting as prescribed by SFAS 141, Business Combinations. In connection with this acquisition, the Company recorded $7,998 of goodwill, $2,340 of in-process research and development (“IPR&D”) expense and $4,880 of intangible assets related to developed technology, customer relationships, and non-compete agreements with estimated useful lives ranging from 36 to 60 months and a weighted-average amortization period of 56 months. The estimated fair value of acquired intangible assets is assigned as follows:

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

The Company allocated $2,340 to IPR&D expense for projects, associated with femtocell based technology, which was expensed at the respective date of acquisition because it had no alternative use and had not yet reached technological feasibility. The value assigned to IPR&D at the acquisition date was determined by discounting forecasted cash flows directly related to the products expecting to result from the research and development, net of returns on contributory assets less cost of goods sold, general and administrative expenses, and selling and marketing expenses. The Company also deducted the cost to complete the IPR&D projects, which was estimated to be $9,600 over the next two years. Based upon the risk associated with this IPR&D relative to developed product technologies and the fact that the femtocell market has not yet developed, the Company applied a discount rate of 42%. The successful completion of these projects was a significant risk at the date of acquisition due to the remaining efforts to achieve technical viability, development of a femtocell market and competitive threats. If these projects are not successfully completed, there is no alternative use for the projects and the expected future income will not be realized.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with this acquisition.

Fair Value
April 30, 2007

Assets Acquired:
Current assets	$462
Fixed assets	504
Deferred tax asset	509
In-process research and development	2,340
Intangible assets	4,880
Goodwill	7,998

16,693
Liabilities Assumed:
Current liabilities	689
Deferred tax liability	1,464
Non-current liabilities	704

2,857

Net assets acquired	$13,836

Results of operations for 3Way Networks have been included in the Company’s results of operations since the acquisition date of April 30, 2007. As part of the acquisition of 3Way Networks, the Company assumed long-term debt of $543, which it repaid in full during fiscal 2007 and capital leases of $161. As of December 30, 2007 the principal amount owed under capital leases was $120.

Pro Forma Results of Operations

The following pro forma results of operations for the years ended December 31, 2006 and December 30, 2007 have been prepared as though the acquisitions of 3Way Networks had occurred as of January 2, 2006. This pro forma financial information is not indicative of the results of operations that may occur in the future.

	Years Ended
	December 31,	December 30,
	2006	2007

Pro forma revenues	$171,807	$306,247
Pro forma net (loss) income	$72,081	$152,809
Pro forma (loss) earnings per share	$1.22	$2.61

14.	Employee Benefit Plan

The Company has a 401(k) plan covering all eligible employees. The Plan allows for matching contributions to be made. As of December 31, 2006, no matching contributions had been made by the Company. In 2007, the Company matched 50% of employee contributions on the first 4% of their eligible compensation. Total matching contributions for 2007 of $0.8 million were paid in January 2008.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

15.	Related Party Transactions

In 2004, the Company entered into an agreement with Qualcomm Incorporated under which it licenses software for use in the development of infrastructure equipment. The Company also entered into a supply and distribution agreement with Qualcomm relating to its ipBTS products. The Company paid Qualcomm approximately $2,753 in 2005, $1,133 in 2006 and $1,116 in 2007 in upfront license payments, royalties and component purchases under its license and supply agreements with Qualcomm. In 2007, Qualcomm paid the Company $46 for a prototype purchase. Amounts due to Qualcomm of $201 and $372 were included in accrued expenses and other current liabilities as of December 31, 2006 and December 30, 2007, respectively. As of December 30, 2007, Qualcomm owned approximately 9.2% of the Company’s common stock.

16.	Special Cash Dividend

On March 8, 2007, the Company declared a special cash dividend of $1.333 per common stock equivalent payable on April 5, 2007 to stockholders of record on March 28, 2007. The aggregate payment to holders of common stock and redeemable convertible preferred stock in April 2007 was $72,771. In conjunction with this dividend and as required by the Company’s stock incentive plan, all vested and unvested options outstanding were adjusted by multiplying the exercise price by 0.8113 and the number of shares of common stock issuable upon exercise of the option by 1.2326. As the fair value of the modified stock option grants was the same as the fair value of the original option grants immediately before the modification, no incremental compensation cost was recognized as a result of this special cash dividend. The option information in Note 10 reflects these adjustments to the outstanding awards. The Company has not declared or paid any other cash dividends on its capital stock.

17.	Reverse Stock Split

On May 22, 2007, the Board approved, and on June 18, 2007, the stockholders of the Company approved, a 1-for-1.333 reverse stock split of the Company’s common stock, which was effective on June 29, 2007. All share data shown in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.

18.	Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly consolidated results of operations for each of the eight quarters in the period ended December 30, 2007 that in the opinion of management, include all recurring adjustments necessary for a fair presentation of such information.

	April 2,	July 2,	October 1,	December 31,	April 1,	July 1,	September 30,	December 30,
	2006	2006	2006	2006	2007	2007	2007	2007

Revenue	$162	$167,299	$1,513	$1,296	$269	$156,256	$3,645	$145,616
Cost of revenue	1,575	40,430	1,560	1,730	1,683	35,770	1,689	2,762
Gross (loss) profit	(1,413)	126,869	(47)	(434)	(1,414)	120,486	1,956	142,854
Total operating expenses	14,591	16,312	16,316	20,651	20,079	25,841	25,167	27,399
(Loss) income from operations	(16,004)	110,557	(16,363)	(21,085)	(21,493)	94,645	(23,211)	115,455
Net (loss) income	(12,469)	120,499	(14,790)	(19,121)	(18,785)	86,102	(18,219)	104,245
Basic net (loss) income per share	$(1.07)	$2.20	$(1.22)	$(1.53)	$(1.49)	$1.56	$(0.35)	$1.64
Diluted net (loss) income per share	$(1.07)	$2.01	$(1.22)	$(1.53)	$(1.49)	$1.37	$(10.35)	$1.46

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors-Nominees” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the SEC not later than 120 days after the fiscal year ended December 30, 2007 (the “2008 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Compensation Committee Report” and “Corporate Governance and the Board of Directors and its Committees-Compensation Committee” in the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the headings “Corporate Governance and the Board of Directors and its Committees” in the 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the headings “Independent Registered Public Accounting Firm Fees and Services” in the 2008 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements are filed as part of this report under “Item 8 — Financial Statements and Supplementary Data”:

Page

Report of Independent Registered Public Accounting Firm	68
Consolidated Balance Sheets as of December 31, 2006 and December 30, 2007	69
Consolidated Statements of Operations for the years ended January 1, 2006, December 31, 2006 and December 30, 2007	70
Consolidated Statements of Cash Flows for the years ended January 1, 2006, December 31, 2006 and December 30, 2007	71
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the for the years ended January 1, 2006, December 31, 2006 and December 30, 2007	72
Notes to Consolidated Financial Statements	73

(a) (2) List of Schedules

All schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

(a) (3) List of Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2008.

AIRVANA, INC.

By:	/s/ Randall S. Battat
Randall S. Battat
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 7, 2008.

Name	Title

/s/ Randall S. Battat Randall S. Battat	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey D. Glidden Jeffrey D. Glidden	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Hassan Ahmed Hassan Ahmed	Director

/s/ Robert P. Badavas Robert P. Badavas	Director

/s/ Gururaj Deshpande Gururaj Deshpande	Director

/s/ Vedat M. Eyuboglu Vedat M. Eyuboglu	Director

/s/ Paul J. Ferri Paul J. Ferri	Director

/s/ Steven Haley Steven Haley	Director

/s/ Anthony S. Thornley Anthony S. Thornley	Director

/s/ Sanjeev Verma Sanjeev Verma	Director

EXHIBIT INDEX

Exhibit No.		Exhibit

3.1		Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on July 25, 2007 (File No. 001-33576) and incorporated herein by reference)
3.2		Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
4.1		Specimen certificate evidencing shares of common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
4.2		Third Amended and Restated Investor Rights Agreement dated as of June 6, 2007 between the Registrant and the Preferred Investors, Other Investors, Founders and Warrant Holders (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.1*	2000 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.2*	2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.3*	Forms of Incentive Stock Option Agreements under 2007 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.4*	Forms of Nonstatutory Stock Option Agreements under 2007 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.5†	Development and Purchase and Sale Agreement for CDMA High Data Rate (1xEV-DO) Products dated October 1, 2001 between the Registrant and Nortel Networks, Inc., as amended (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.6†	HDR Infrastructure Equipment License Agreement, entered into on September 18, 2000, by and between Qualcomm Incorporated and the Registrant, as amended (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.7†	CSM 6800 Software Agreement, entered into as of April 28, 2004, by and between Qualcomm Incorporated and the Registrant (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10.8		Lease Agreement, dated as of October 4, 2004, between the Registrant and W9/TIB Realty, L.L.C. (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10.9		Lease Agreement, dated as of August 4, 2005, between the Registrant and W9/TIB III Realty, L.L.C. (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.10†	Amendment No. 10 to Development and Purchase And Sale Agreement For CDMA High Data Rate (1xEV-DO) Products, entered into as of September 28, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2007 (File No. 001-33576) for the quarterly period ended September 30, 2007 and incorporated herein by reference)
21	.1#	Subsidiaries of the Registrant
23	.1#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31	.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by President and Chief Executive Officer
31	.2#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Vice President, Chief Financial Officer

Exhibit No.		Exhibit

32	.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer
32	.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Vice President, Chief Financial Officer

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

#	Filed herewith.