Form 10-Q
period 2008-03-30
AIRVANA INC
filed 2008-05-08
CIK 1116435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of April 30, 2008 was 64,457,490.

AIRVANA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — Financial Information
Item 1 — Condensed Consolidated Financial Statements (unaudited)
AIRVANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	December 30,	March 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$43,547	$24,238
Investments	178,416	191,585
Accounts receivable	14,171	11,039
Deferred product cost, current	1,050	1,651
Prepaid taxes	115	618
Deferred tax asset	1,422	6,464
Prepaid expenses and other current assets	3,064	2,660

Total current assets	241,785	238,255

Property and equipment	17,831	18,390
Less: accumulated depreciation and amortization	11,434	12,235

	6,397	6,155

Investments, long-term	—	5,146
Deferred tax asset	1,786	1,764
Restricted investments	193	193
Goodwill and intangible assets, net	12,165	11,898
Other assets	414	411

Total assets	$262,740	$263,822

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,806	$3,239
Accrued expenses and other current liabilities	11,162	7,549
Accrued income taxes	15,016	184
Deferred revenue, current	79,915	110,082

Total current liabilities	109,899	121,054

Deferred revenue, long-term	63	54
Accrued income taxes	4,675	4,608
Deferred tax liabilities	1,174	1,092
Other liabilities	1,754	1,612

Total long-term liabilities	7,666	7,366

Commitments (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at December 30, 2007 and March 30, 2008, respectively	—	—
Common stock, $0.001 par value: 350,000,000 shares authorized, 63,559,983 and 64,304,618 shares issued and outstanding at December 30, 2007 and March 30, 2008, respectively (Note 9)	64	64
Additional paid-in capital	190,409	192,310
Accumulated deficit	(45,298)	(56,972)

Total stockholders’ equity	145,175	135,402

Total liabilities and stockholders’ equity	$262,740	$263,822

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	April 1,	March 30,
	2007	2008
Revenue:
Product	$—	$5,533
Service	269	2,105

Total revenue	269	7,638

Cost of revenue:
Product	13	120
Service	1,670	1,793

Total cost of revenue	1,683	1,913

Gross (loss) profit	(1,414)	5,725

Operating expenses:
Research and development	15,983	19,259
Selling and marketing	2,580	3,578
General and administrative	1,516	2,073

Total operating expenses	20,079	24,910

Operating loss	(21,493)	(19,185)

Interest income, net	2,708	2,585

Loss before income tax benefit	(18,785)	(16,600)

Income tax benefit	—	(4,926)

Net loss	$(18,785)	$(11,674)

Net loss per common share applicable to common stockholders:
Basic	$(1.49)	$(0.18)
Diluted	$(1.49)	$(0.18)

Weighted average common shares outstanding:
Basic	13,814	63,895
Diluted	13,814	63,895
The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	April 1,	March 30,
	2007	2008
Operating activities
Net loss	$(18,785)	$(11,674)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	722	807
Amortization of intangible assets	—	267
Stock-based compensation	514	1,085
Deferred tax benefit	—	(5,102)
Amortization of investments	(1,249)	(1,261)
Amortization of leasehold incentive	(130)	(130)
Non-cash interest income	(88)	—
Changes in operating assets and liabilities:
Accounts receivable	42,810	3,132
Deferred product cost	(159)	(601)
Prepaid taxes	—	(503)
Prepaid expenses and other current assets	(16)	404
Accounts payable	(529)	(567)
Accrued expenses and other current liabilities	(3,084)	(3,562)
Accrued income taxes	—	(14,899)
Deferred revenue	41,206	30,158

Net cash provided by (used in) operating activities	61,212	(2,446)

Investing activities
Purchases of property and equipment	(1,586)	(578)
Restricted investments	—	—
Purchases of investments	(107,548)	(106,990)
Maturities of investments	56,643	73,305
Proceeds from sale of investments	—	16,631
Other assets	4	3

Net cash used in investing activities	(52,487)	(17,629)

Financing activities
Payments on long-term debt	—	(18)
Cost associated with initial public offering	(868)	—
Payments of cash dividend	—	(45)
Purchase of treasury stock	(96)	—
Proceeds from exercise of stock options	236	816

Net cash (used in) provided by financing activities	(728)	753
Effect of exchange rate changes on cash and cash equivalents	(4)	13

Net increase (decrease) in cash and cash equivalents	7,993	(19,309)
Cash and cash equivalents at beginning of period	86,815	43,547

Cash and cash equivalents at end of period	$94,808	$24,238

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$—	$15,500
Supplemental Disclosure of Noncash Activities
Accretion of dividends on redeemable convertible preferred stock	$1,834	$—
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany transactions and balances. These condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim periods, and in the opinion of management, include all normal and recurring adjustments that are necessary to present fairly the results of operations for the reported periods. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2008.
Unaudited Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 30, 2008, results of operations for the three months ended April 1, 2007 and March 30, 2008, and cash flows for the three month periods ended April 1, 2007 and March 30, 2008. The interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments relied upon by management in preparing these financial statements include the timing of revenue recognition, expensing or capitalizing research and development costs for software, the determination of the fair value of stock awards issued, the recoverability of the Company’s deferred tax assets, the amount of the Company’s income tax expenses and the classification of deferred product costs and deferred revenues.
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
Investments
     The Company determines the appropriate categorization of investments in securities at the time of purchase. As of December 30, 2007 and March 30, 2008, the Company’s investments were categorized as held-to-maturity and are presented at their amortized cost, which approximates market value. The Company classifies securities on its balance sheet as short-term or long-term based on the date it reasonably expects the securities to mature or liquidate.
Revenue Recognition
     The Company derives revenue from the licensing of software products and software upgrades; the sale of hardware products, maintenance and support services; and the sale of professional services, including training. The Company’s products incorporate software that is more than incidental to the related hardware. Accordingly, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 97-2, Software Revenue Recognition (“SOP No. 97-2”).
     Under multiple-element arrangements where several different products or services are sold together, the Company allocates revenue to each element based on vendor specific objective evidence (“VSOE”) of fair value. It uses the residual method when fair value does not exist for one or more of the delivered elements in a multiple-element arrangement. Under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized when earned. For a delivered item to be considered a separate element, the undelivered items must not be essential to the functionality of the delivered item and there must be VSOE of fair value for the undelivered items in the arrangement. Fair value is generally limited to the price charged when the Company sells the same or similar element separately or, when applicable, the stated substantive renewal rate. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized after delivery of those elements occurs or when fair value can be established. For example, in situations where the Company sells a product during a period when it has a commitment for the delivery or sale of a future specified software upgrade, the Company defers revenue recognition until the specified software upgrade is delivered.
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
     This business practice is common in the telecommunications equipment industry and is necessitated by the long planning cycles associated with wireless network deployments coupled with rapid changes in technology. Large and complex wireless networks support tens of millions of subscribers and it is critical that any changes or upgrades be planned well in advance to ensure that there are no service disruptions. The evolution of the Company’s infrastructure technology therefore must be planned, implemented and integrated with the wireless operators’ plans for deploying new applications and services and any equipment or technology provided by other vendors.
     Given the nature of the Company’s business, the majority of its sales are generated through multiple-element arrangements comprised of a combination of product, maintenance and support services and, importantly, specified product upgrades. The Company has established a business practice of negotiating with OEMs the pricing for future purchases of new product releases and specified software upgrades. The Company expects that it will release one or more optional specified upgrades annually. To determine whether these optional future purchases are elements of current purchase transactions, the Company assesses whether such new products or specified upgrades will be offered to the OEM customer at a price that represents a significant and incremental discount to current purchases. Because the Company sells uniquely configured products through each OEM customer, it does not maintain a list price for its products and specified software upgrades. Additionally, as it does not sell these products and upgrades to more than one customer, the Company is unable to establish VSOE of fair value for these products and upgrades. Consequently, the Company is unable to determine if the license fees it charges for the optional specified upgrades include a significant and incremental discount. As such, the Company defers all revenue related to current product sales, software-only license fees, maintenance and support services and professional services until all specified upgrades committed at the time of shipment have been delivered. For example, the Company recognizes deferred revenue from sales to an OEM customer only after it delivers a specified upgrade that it had previously committed. However, when it commits to an additional upgrade before it has delivered a previously committed upgrade, the Company defers all revenue from product sales after the date of such commitment until it delivers the additional upgrade. Any revenue that the Company had deferred prior to the additional commitment is recognized after the previously committed upgrade is delivered.
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
     For its direct sales to end user customers, which have not been material to date, the Company recognizes product revenue upon delivery, provided that all other revenue recognition criteria have been met.

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
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. There was no effect to the Company’s financial statements at the implementation date. As of December 30, 2007 and March 30, 2008, the Company had approximately $4,700 of unrecognized tax benefits.
New Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, which was issued in 2001. SFAS 141(R) applies to all transactions in which an entity obtains control of one or more businesses and establishes principles and requirements for how the acquirer:
a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their acquisition-date fair values;

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.
     While SFAS No. 141 permitted deferred recognition of pre-acquisition contingencies until the contingency was resolved and consideration was issued or issuable, SFAS No. 141(R) requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Acquisition costs, such as legal, accounting and other professional and consulting fees, are to be expensed in the periods in which the costs are incurred and the services are received, except for costs to issue debt or equity securities. SFAS No. 141(R) will be effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FAS 157-2 — Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The adoption of SFAS No. 157 for its non-financial assets and liabilities on December 31, 2007 did not have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (i.e. minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require, among other things, that a minority interest shall be clearly identified and presented within the equity section of a consolidated balance sheet and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of a consolidated statement of income. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s consolidated financial statements.
3. Investments
     In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment securities as held-to-maturity. These securities are reported at amortized cost, which approximates fair market value.
     The amortized cost and estimated fair value of the Company’s investment securities are as follows:

	December 30, 2007		March 30, 2008
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Corporate debt securities	$124,385	$124,856	$138,859	$139,270
Credit card asset-backed securities	54,031	54,092	33,070	33,206
Debt securities of U.S. government agencies	—	—	24,802	24,811

	$178,416	$178,948	$196,731	$197,287

     All held-to-maturity investment securities mature in less than one year as of December 30, 2007. Held-to-maturity investment securities of $191,585 are expected to mature in less than one year as of March 30, 2008. Investments of $5,146 are expected to mature between one to two years as of March 30, 2008.
     During the quarter ended March 30, 2008, the Company sold certain credit card asset backed securities which were classified as held-to-maturity due to a deterioration of creditworthiness of the underlying trusts that issued the securities. The Company routinely monitors all of its investments, and for the securities that were sold, certain liquidity and cash flow metrics tracked by the Company had recently deteriorated. The Company believed that it was prudent to liquidate these investments prior to any potential downgrades by credit analysts. The Company sold a total of eight securities having a total amortized cost of $16,631 and realized a gain on sale of these investments of $83.
     The Company intends to hold all securities as of March 30, 2008 to maturity, but will continue to monitor the creditworthiness of all securities.
4. Goodwill and Intangible Assets
     Goodwill and intangible assets, net, consist of goodwill of $7,998 and acquired intangible assets of $3,900, which consist of the following:

	March 30, 2008
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible
Developed technology	$3,340	$612	$2,728
Customer relationships	1,350	310	1,040
Non-compete agreements	190	58	132

Total intangible assets	$4,880	$980	$3,900

     The aggregate amortization expense on intangible assets was $980 for the three months ended March 30, 2008. Expected future amortization of intangible assets for fiscal years indicated is as follows:

Fiscal year:
Remainder of 2008	$802
2009	1,069
2010	1,026
2011	780
2012	223

$3,900

5. Fair Value Measurements
     Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements. As of March 30, 2008, the Company had cash equivalents as well as investments disclosed in footnote 3 that were valued using Level 2 inputs as follows:

March 30,
2008
Cash equivalents (a)	$6,674
Corporate debt securities	139,270
Debt securities of U.S. government agencies	24,811
Credit card asset backed securities	33,206

$203,961

(a)	Securities include corporate debt securities and credit card asset backed securities
     The Company had $17,569 in money market accounts and other cash that are not included in the table above as they are reported at par value.
6. Income Taxes
     For the three months ended March 30, 2008, the Company’s effective tax rate, inclusive of discrete items, was a benefit of 29.7% compared to an effective tax rate of 0% for the three months ended April 1, 2007. The tax benefit for the quarter ended March 30, 2008 relates principally to losses incurred from operations in the United States and the benefit is less than the anticipated statutory benefit of 35% principally due to losses from foreign operations for which no tax benefit can be recognized, and is expected to be recovered from income generated principally in the United States during the remainder of 2008. The effect of discrete items on the effective tax rate for the three months ended March 30, 2008 was 0.1%.
     The Company incurred cumulative losses, historically, through the first quarter of 2007 for which no tax benefit could be recognized.
     The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years as well as its ability to generate income in future periods. The Company has $15,781 in gross deferred tax assets against which $6,768 in valuation allowances have been recorded related to state tax credits and foreign losses as it is more likely than not that these assets will not be realized given the nature of the assets and the likelihood of future realization.
     The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, on January 1, 2007. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At March 30, 2008, the Company had $4,692 of unrecognized tax benefits, the benefit of which, if recognized, would reduce the Company’s effective tax rate. The Company does not anticipate a material change to the amount of unrecognized tax benefits over the next twelve months.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At March 30, 2008, the Company had $47 of interest accrued on its unrecognized tax benefits.
     The Company and its subsidiaries file income tax returns in the U.S. federal tax jurisdiction as well as in various state and foreign jurisdictions. The statute of limitations for federal and state authorities is closed for years prior to the year ended January 2, 2005, although carryforward attributes that were generated prior to 2004 may still be subject to examination if they either have been or will be utilized to offset taxable income in tax years 2004 and forward. The statute of limitations for foreign tax jurisdictions is closed for tax years prior to December 31, 2002.
7. Property and Equipment
     Property and equipment are recorded at cost. The Company provides for depreciation by charges to operations on a straight-line basis in amounts estimated to allocate the cost of the assets over their estimated useful lives. Depreciation expense was $722 and $807 for the three months ended April 1, 2007 and March 30, 2008, respectively. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consist of the following:

		December 30,	March 30,
	Estimated Useful Life	2007	2008
Computer equipment and purchased software	1.5 - 3 years	$5,343	$5,394
Test and lab equipment	3 years	5,100	5,612
Leasehold improvements	Shorter of life of lease or 5 years	6,497	6,489
Office furniture and equipment	3 - 5 years	891	896

Total property and equipment		17,831	18,391
Less: Accumulated depreciation and amortization		(11,434)	(12,235)

		$6,397	$6,156

     In connection with a lease incentive arrangement entered into as part of the Company’s headquarters lease, the Company received reimbursements of approximately $2,800 and $790 for leasehold improvements capitalized in the years ended January 1, 2006 and December 31, 2006, respectively. As a result of this arrangement, the Company recorded a lease incentive obligation for the reimbursed amount, and is amortizing that obligation as a reduction to rent expense over the term of the lease. As of December 30, 2007 and March 30, 2008, the unamortized amount was $2,218 and $2,088, respectively. During the three months ended April 1, 2007 and March 30, 2008, the Company amortized the lease incentive obligation by approximately $130 and $130, respectively. The remaining lease incentive amounts are classified either as components of other accrued expenses or other long-term liabilities based on the future timing of amortization against rent expense.

8. Concentrations of Credit Risk and Significant Customers
     Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The Company maintains its cash and cash equivalents and investment accounts with two major financial institutions. The Company’s cash equivalents and investments are invested in securities with high credit ratings.
     At December 30, 2007, the Company had one customer that accounted for 80% of accounts receivable. At March 30, 2008, the Company had one customer that accounted for 94% of accounts receivable. The Company had two customers that accounted for 65% and 35% of revenues for the three months ended April 1, 2007 and one customer that accounted for 100% of revenues for the three months ended March 30, 2008. The Company believes that all of its accounts receivable are collectible and therefore has not provided any reserve for doubtful accounts as of December 30, 2007 and March 30, 2008.
9. Common Stock
Stock Option Plans
     As of December 31, 2006, the Company had one stock-based employee compensation plan, the Company’s 2000 Stock Incentive Plan (the “2000 Plan”), under which the Company could issue up to 21,005,251 shares of common stock. Under the 2000 Plan, the Board could grant incentive stock options (“ISOs”) to employees of the Company and nonstatutory stock options (“NSOs”) to officers, employees, directors, consultants and advisors of the Company. Under the 2000 Plan, the Board determined the option price for all stock options, which generally expire ten years from the date of grant.
     In June 2007, the Company’s stockholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant ISOs, NSOs, restricted stock awards and other stock-based awards. The number of shares of common stock that may be issued under the 2007 Plan equals the sum of 11,252,813 shares of common stock, any shares of common stock reserved for issuance under the 2000 Plan that remained available for issuance under the 2000 Plan immediately prior to the closing of the Company’s initial public offering (“IPO”) on July 19, 2007, any shares of common stock subject to awards under the 2000 Plan, which awards expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised, and an annual increase in the number of shares as described in the 2007 Plan.
     As there was no public market for the Company’s common stock prior to the Company’s IPO, the Company determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the three months ended April 1, 2007 was 78% and in the three months ended March 30, 2008 was 58%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments and SFAS 123(R). The expected life of options granted during the three months ended April 1, 2007 was 6.5 years and during the three months ended March 30, 2008 was 6.25 years. For the three months ended April 1, 2007, the weighted-average risk free interest rate used was 4.79%. For the three months ended March 30, 2008, the weighted-average risk free interest rate used was 3.20%. The risk-free interest rate is based on a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although the Company paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as it does not currently anticipate paying cash dividends on its shares of common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 3.0% for the three months ended April 1, 2007 and 4% for the three months ended March 30, 2008 in determining the expense recorded in its consolidated statement of operations. This rate was derived by review of the Company’s historical forfeitures since 2000.

     Stock option and restricted stock activity under the 2007 Plan for the three months ended March 30, 2008 is summarized as follows:

		Weighted	Average		Average
		Average	Remaining		Fair
	Number of	Exercise Price	Contractual	Aggregate	Value
	Shares	per Share	Term in Years	Intrinsic Value	Per Share
Outstanding at December 30, 2007	13,335,453	$2.24	7.05	$44,728

Granted	1,744,525	5.21			$5.21

Exercised	(744,635)	1.10		$2,845

Cancelled	(331,004)	2.54

Outstanding at March 30, 2008	14,004,339	2.66	7.24	$33,474

Exercisable at March 30, 2008	6,831,775	1.45	5.95	$24,623

Options outstanding at March 30, 2008 expected to vest	13,444,165	$2.66	7.24	$32,135

     For the three months ended April 1, 2007 and March 30, 2008, the Company recorded expense of $514 and $1,085, respectively, in connection with share-based awards. As of March 30, 2008, a future expense for non-vested stock options of $17,223 was expected to be recognized over a weighted-average period of 3.7 years. The adoption of SFAS No. 123(R) had no effect on cash flow for any period presented.
     The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants for the three months ended April 1, 2007 and March 30, 2008, which were allocated as follows:

	Three Months
	Ended
	April 1,	March 30,
	2007	2008
Cost of service revenue	$33	$62
Research and development	293	671
Selling and marketing	144	223
General and administrative	44	129

Total stock-based compensation	$514	$1,085

10. Net Income Per Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by Emerging Issues Task Force (“EITF”) Issue No. 03-6, which clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings per share should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its convertible preferred stock represented a participating security.

     Under the two-class method, basic net income per share is computed by dividing the net income applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. Diluted net income per share gives effect to all potentially dilutive securities, including stock options and unvested restricted common stock using the treasury stock method. Prior to the Company’s IPO, the Company allocated net income first to preferred stockholders based on dividend rights under the Company’s charter and then to common and preferred stockholders based on ownership interests. Net losses are not allocated to preferred stockholders. Effective with the Company’s IPO, all of the then outstanding preferred stock was converted into common stock and thus subsequent to the IPO, diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares and warrants is reflected in diluted earnings per share by application of the treasury stock method. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months
	Ended
	April 1,	March 30,
	2007	2008
Numerator:
Net loss	$(18,785)	$(11,674)

Allocation of net loss, Basic:
Accretion of redeemable preferred stock	$1,834	$—

Net income applicable to preferred stockholders	1,834	—

Net loss applicable to common stockholders	(20,619)	—

Net loss	$(18,785)	$—

Allocation of net loss, Diluted:
Accretion of redeemable preferred stock	$1,834	$—

Net income applicable to preferred stockholders	1,834	—

Net loss applicable to common stockholders	(20,619)	(11,674)

Net loss income	$(18,785)	$(11,674)

Denominator:
Basic weighted average shares	13,814	63,895
Dilutive effect of common stock equivalents	—	—

Diluted weighted average shares	13,814	63,895
Calculation of net loss per share:
Basic and Diluted:
Net loss applicable to common stockholders	$(20,619)	$(11,674)
Weighted average shares of common stock outstanding	13,814	63,895
Net loss per share	$(1.49)	$(0.18)

11. Lease Commitments
     The Company conducts its operations in leased facilities, and rent expense charged to operations for the three months ended April 1, 2007 and March 30, 2008 was $190 and $343, respectively.
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

     Future minimum commitments as of March 30, 2008, under all of the Company’s leases, are as follows:

Fiscal year:
Remainder of 2008	$1,070
2009	1,349
2010	1,386
2011	1,394
2012	279
Thereafter	—

$5,478

12. Deferred Revenue and Deferred Product Cost
     Under the Company’s revenue recognition policy, as described above in Note 2, “Summary of Significant Accounting Policies,” the Company recognizes revenue from sales to an OEM customer only when it delivers a specified upgrade to which it has previously committed. When the Company commits to an additional upgrade before it has delivered a previously committed upgrade, it defers all revenue from product sales after the date of such commitment until it delivers the additional upgrade.
     The Company made a commitment for a specified future software upgrade in April 2005, which the Company refers to as its April 2005 specified upgrade. The Company delivered the April 2005 specified upgrade in April 2007. The Company committed to a subsequent specified upgrade in September 2006, which the Company refers to as its September 2006 specified upgrade. The Company delivered the September 2006 specified upgrade in November 2007. The Company committed to an additional subsequent specified upgrade in June 2007, which the Company refers as its June 2007 specified upgrade. The Company committed to an additional subsequent specified upgrade in December 2007, which the Company refers to as its December 2007 specified upgrade.
     Deferred revenue and deferred product cost at March 30, 2008 (unaudited) consist of the following:

	Current	Long-Term	Total
Deferred revenue related to April 2005 specified upgrade	$4	$—	$4
Deferred revenue related to September 2006 specified upgrade	454	—	454
Deferred revenue related to June 2007 specified upgrade	61,316	—	61,316
Deferred revenue related to December 2007 specified upgrade	46,588	—	46,588
Other deferred revenue	1,719	54	1,773

Total deferred revenue	$110,082	$54	$110,136

Deferred product cost related to September 2006 specified upgrade	$11	$—	$11
Deferred product cost related to June 2007 specified upgrade	854	—	854
Deferred product cost related to December 2007 specified upgrade	654	—	654
Other deferred product cost	132	—	132

Total deferred product cost	$1,651	$—	$1,651

     Deferred revenue and deferred product cost at December 30, 2007 consist of the following:

	Current	Long-Term	Total
Deferred revenue related to April 2005 specified upgrade	$44	$—	$44
Deferred revenue related to September 2006 specified upgrade	6,191	—	6,191
Deferred revenue related to June 2007 specified upgrade	61,316	—	61,316
Deferred revenue related to December 2007 specified upgrade	11,273	—	11,273
Other deferred revenue	1,091	63	1,154

Total deferred revenue	$79,915	$63	$79,978

Deferred product cost related to September 2006 specified upgrade	$73	$—	$73
Deferred product cost related to June 2007 specified upgrade	853	—	853
Deferred product cost related to December 2007 specified upgrade	124	—	124

Total deferred product cost	$1,050	$—	$1,050

13. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	December 30,	March 30,
	2007	2008
Payroll and related accruals	$7,668	$3,922
Accrued rent expense	601	608
Accrued legal fees	173	125
Accrued audit and tax	504	614
Accrued royalties	771	1,039
Other accruals	1,445	1,241

	$11,162	$7,549

14. Acquisition
     On April 30, 2007, the Company acquired 3Way Networks Limited (“3Way Networks”), a United Kingdom-based provider of personal base stations and solutions for the Universal Mobile Telecommunications System (“UMTS”) market, for an aggregate purchase price of approximately $11,000 in cash and 441,845 shares of the Company’s common stock. This acquisition furthered the Company’s strategy to address the UMTS market and to deliver fixed-mobile convergence and in-building mobile broadband solutions.
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

     Management used various valuation methods to determine the fair value of the acquired assets of 3Way Networks. To value the developed technology and customer relationship intangible assets, an income approach was used, specifically the relief-from-royalty method and the excess earning method, respectively. For the developed technology intangible asset, expenses and income taxes were deducted from estimated revenues attributable to the developed technologies. For the customer relationship intangible asset, expenses and income taxes were deducted from estimated revenues attributable to the existing customers. The projected net cash flows for each were then tax affected using an effective rate of 40%, and then discounted using a discount rate of 34% for the developed technology intangible asset and 39% for the customer relationship intangible asset, to determine the respective values of the intangible assets. To value the non-compete agreements an income approach was used, specifically the “with or without” model. Management then projected net cash flows for the Company with and without the non-compete agreements in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreements in place was calculated, based on a discount rate of 39%. In-process research and development was determined by discounting forecasted cash flows directly related to the products expecting to result from the research and development, net of returns on contributory assets including fixed assets, and the acquired workforce and applying a discount rate of 42%.

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

     Results of operations for 3Way Networks have been included in the Company’s results of operations since the acquisition date of April 30, 2007. As part of the acquisition of 3Way Networks, the Company assumed long-term debt of $543, which it repaid in full during fiscal 2007, and capital leases of $161. As of March 30, 2007 the principal amount owed under capital leases was $103.
Pro Forma Results of Operations
     The following pro forma results of operations for the three months ended April 1, 2007 have been prepared as though the acquisitions of 3Way Networks had occurred as of January 1, 2007. This pro forma financial information is not indicative of the results of operations that may occur in the future.

Three Months Ended
April 1, 2007
Pro forma revenues	$726
Pro forma net (loss) income	$(18,526)
Pro forma (loss) earnings per share	$(1.47)
15. Special Cash Dividend
     On March 8, 2007, the Company declared a special cash dividend of $1.333 per common stock equivalent payable on April 5, 2007 to stockholders of record on March 28, 2007. The payment to holders of common stock and redeemable convertible preferred stock in April 2007 was $72,771. In conjunction with this dividend and as required by the Company’s stock incentive plan, all vested and unvested options outstanding were adjusted by multiplying the exercise price by 0.8113 and the number of shares of common stock issuable upon exercise of the option by 1.2326. As the fair value of the modified stock option grants was the same as the fair value of the original option grants immediately before the modification, no incremental compensation cost was recognized as a result of this special cash dividend. The option information in Note 9 reflects these adjustments to the outstanding awards. The Company has not declared or paid any other cash dividends on its capital stock.
16. Related Party Transactions
     In 2000, the Company entered into an agreement with Qualcomm Incorporated under which it licenses software for use in the development of infrastructure equipment. The Company also entered into a supply and distribution agreement with Qualcomm relating to the Company’s ipBTS products. The Company paid Qualcomm approximately $210 in the first quarter of fiscal 2007 in upfront license payments, royalties and component purchases under its license and supply agreements with Qualcomm. In the first quarter of fiscal 2007, Qualcomm paid the Company $46 for a prototype purchase Amounts due to Qualcomm of $372 and $574 were included in accrued expenses and other current liabilities as of December 30, 2007 and March 30, 2008, respectively. As of March 30, 2008, Qualcomm owned approximately 9.1% of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenues, billings or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
     We specialize in helping operators transform the mobile experience of users worldwide. Our high-performance technology and products, from newly introduced comprehensive femtocell solutions to core mobile network infrastructure, enable operators to deliver broadband services to mobile devices, independent of physical location.
     Most of our current products are based on a wireless communications standard known as EV-DO. In 2002, we began delivering commercial infrastructure products based on the first generation EV-DO standard known as Rev 0. The second generation EV-DO standard is known as Rev A, and supports push-to-talk, voice-over-IP and faster Internet services. We delivered our Rev A software release in April 2007. To date, most of our EV-DO sales have been driven by operator deployments focused on coverage — with operators extending their broadband services across larger portions of their subscriber geographies. Beginning in 2008 and over the longer term, we expect our EV-DO sales to be increasingly driven by capacity growth. As operators acquire more broadband subscribers, and as these users consume more broadband data, the installed base of network capacity will grow.
     We have developed a unique business model to serve mobile operators and our OEM customers with embedded software products. This software is deployed in an OEM’s installed base of wireless networks. These networks are designed to deliver high quality wireless services to millions of consumers and are built and continuously upgraded over long periods of time, often 10 to 15 years. A key element of our strategy is to deliver significant increases in performance and functionality to both our OEM customers and to operators through software upgrades to these networks. In 2007, we delivered two major EV-DO software releases that provide for deployment of high-performance multi-media applications by enabling faster downlink and uplink speeds, support for push-to-talk services, and add new proprietary “clustering” features that are designed to dramatically improve network scalability.
     We are also investing significantly in fixed mobile convergence, or FMC, products that transform the indoor experience of using mobile devices, providing benefits such as better coverage, better quality and performance, and lower operator costs. Our FMC products enable operators to take advantage of wireline broadband connections such as cable, DSL, or fiber that already exist in most offices and homes to connect mobile devices to an operator’s services. There are two ways to accomplish this. The first is to use WiFi and the second is to place a personal base station, or what the industry calls a femtocell access point, in the home or office. To address both of these market opportunities, we are developing our universal access gateway, or UAG, product to manage security and hand-offs when connecting a WiFi phone or a femtocell product to operators’ networks. Currently, there is significant operator interest in our FMC products, especially in femtocells, as they work with existing handsets. Our FMC products will include versions to support CDMA, UMTS and WiMAX networks. Our FMC products are an important component of our growth and diversification strategy. We also utilize our mobile broadband technology and products in specialized market segments that need their own mobile networks.
     We were founded in March 2000 and sold our first product in the second quarter of fiscal 2002. Our growth has been driven primarily by sales through our OEM customers to wireless operators already using our EV-DO products as they increase the capacity and geographic coverage of their networks, and by an increase in the number of wireless operators that decide to deploy our EV-DO products on their networks. We have sold over 45,000 channel card licenses for use by over 70 operators worldwide.
     In April 2007, we acquired 3Way Networks, a United Kingdom-based provider of femtocell products and solutions for UMTS networks, for an aggregate purchase price of approximately $11.0 million in cash and 441,845 shares of common stock. The acquisition furthers our strategy to address the UMTS market and to deliver FMC and in-building mobile broadband solutions.
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
     In September 2007, we entered into an agreement with Nokia Siemens Networks to certify interoperability of our UMTS femtocell product with Nokia Siemens Network’s femto gateway product. We and Nokia Siemens Networks plan to provide a joint solution to operators, and cooperate in joint marketing, sales and support programs. The agreement is non-exclusive and sets forth the terms under which we may use their proprietary interface specifications to their products.
     In January 2008, we entered into a global sourcing agreement with Thomson to supply our UMTS femtocell technology. Pursuant to the agreement, Thomson will use our femtocell products in conjunction with its own residential gateway offerings. The agreement is non-exclusive and sets forth the terms and conditions under which Thompson may purchase our femtocell products. The term of the agreement extends through January 2011, with automatic annual renewals. Either party may terminate the agreement with 90 days notice.
     In March 2008, we entered into a global OEM agreement with Motorola to provide them our CDMA femtocell solution products. The agreement is non-exclusive and sets forth the terms and conditions under which Motorola may purchase our femtocell and UAG products. The initial term of the agreement extends through May 2010, with automatic annual renewals. Following the initial term, Motorola may terminate the agreement with 180 days notice.
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
     We collaborate with our OEM customers to develop specific features for products that they sell to their wireless operator customers. We expect to continue to develop, for each OEM customer, products based on our core technology that are configured specifically to meet the requirements of each OEM and its customers. We also offer our OEM customers the option to purchase and make available to their wireless operator customers new products and specified upgrades at prices that we set typically several months prior to the new product or specified upgrade release. We expect that we will release one or more specified upgrades per year and that revenue from these specified upgrades will increase as a percentage of our product revenue over time.
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
     Product Revenue. Our product revenue is principally currently derived from the sale of our EV-DO mobile network products that are used by wireless operators to provide mobile broadband services. These products include four major components: base stations or OEM base station channel cards; radio network controllers, or RNCs; network management systems; and software upgrades to the OEM’s installed base. We have sold OEM base station channel cards both as hardware/software combinations and as software licenses when the OEM customer chooses to have the hardware manufactured for it by a third party. RNCs and network management systems are usually sold as software licenses as the OEM customer buys the hardware from another vendor. Almost all of our revenue and product and service billings to date have been derived from sales of our EV-DO products through our OEM agreement with Nortel Networks.
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
     Our product revenue in fiscal 2006 consisted primarily of software license fees and hardware shipments to our primary OEM customer from fiscal 2002 through the first quarter of fiscal 2005, which is when we made an additional commitment for a specified future software upgrade. We refer to that software upgrade as our April 2005 specified upgrade. In April 2007, we delivered our April 2005 specified upgrade. As a result, we recognized product revenue of $141.5 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from April 2005 through September 2006, which is when we made another commitment for a specified future software upgrade. We refer to that software upgrade as our September 2006 specified upgrade. In the fourth quarter of fiscal 2007, we delivered our September 2006 specified upgrade. As a result, we recognized product revenue of $137.4 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from September 2006 through June 2007, which is when we made another commitment for a specified future software upgrade, which we refer to as the June 2007 specified upgrade. In December 2007, we made an additional commitment to a specified upgrade, which we refer to as the December 2007 specified upgrade. As of March 30, 2008, there were two specified software upgrades that we had not yet delivered, the June 2007 specified upgrade that we expect to deliver in the second quarter of fiscal 2008 and the December 2007 specified upgrade that we expect to deliver around the end of 2008.

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
     Our product and service billings were $41.5 million in the first quarter of fiscal 2007 and $37.7 million in the first quarter of fiscal 2008. Product and service billings to Nortel Networks were 100% of billings in the first quarter of fiscal 2007 and 98% of billings in the first quarter of fiscal 2008.

     The following table reconciles revenue to product and service billings:

	Three Months Ended
	April 1, 2007	March 30, 2008
Revenue	$269	$7,638
Deferred revenue, at end of period	284,624	110,136
Less: deferred revenue, at beginning of period	(243,418)	(79,978)

Product and service billings	$41,475	$37,796

   Deferred Revenue
     Product and service billings for invoiced shipments and software license fees, and related maintenance services for which revenue is not recognized in the current period are recorded as deferred revenue. Deferred revenue increases each fiscal period by the amount of product and service billings that are deferred in the period and decreases by the amount of revenue recognized in the period. We classify deferred revenue that we expect to recognize during the next twelve months as current deferred revenue on our balance sheet and the remainder as long-term deferred revenue. As of March 30, 2008, $110.0 million of deferred revenue is included in current liabilities and $0.1 million of deferred revenue is included in long-term liabilities.
   Cost of Revenue
     Cost of product revenue consists primarily of:
•	cost for channel card hardware provided by contract manufacturers;

•	cost of hardware for our RNCs and network management systems;

•	license fees for third-party software and other intellectual property used in our products; and

•	other related overhead costs.
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

   Gross Profit
     Our gross profit varies from period to period according to the mix of revenue from hardware products, software products and services revenue. Our gross profit for the first quarter of fiscal 2008 represents an accumulation of revenue less related product cost associated with OEM product shipments and software license fees from the second quarter of fiscal 2005 through the second quarter of fiscal 2007 and service revenue related to maintenance and support fees less related service cost.
   Gross Profit on Billings
     Our gross profit on billings, a non-GAAP measure, varies from period to period according to our mix of billings from hardware products, software products and services. Our gross profit on billings for the first quarter of fiscal 2008 represents product and service billings less cost related to product and service billings associated with OEM product shipments and software license fees for the first quarter of fiscal 2008.
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
     We expense all research and development cost as it is incurred. Our research and development is performed by our engineering personnel in the United States, India and the United Kingdom. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position and the development of new products for new markets. Accordingly, we expect research and development expense to remain similar in amount for the remaining quarters of fiscal 2008.
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
     We expect general and administrative expense to increase in amount and as a percentage of product and service billings in 2008 as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly-traded company, including additional audit and legal fees, costs of compliance with the Sarbanes-Oxley Act of 2002, disclosure obligations and other regulations, investor relations expense and insurance premiums.
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
     Based on current stock option grants, we expect to recognize a future expense for non-vested options of $17.2 million over a weighted-average period of 3.7 years as of March 30, 2008. We expect stock-based compensation expense will increase for the foreseeable future as we expect to continue to grant stock-based incentives to our employees.
   Operating Income on Billings
     Operating income on billings, which is a non-GAAP measure, varies from period to period according to the amount of gross profit on billings less operating expenses for the period.
   Interest Income, Net
     Interest income, net, primarily relates to interest earned on our cash, cash equivalents and investments. In the first quarter of fiscal 2008, interest income was partially offset by interest expense from our outstanding debt.
   Income Taxes
     We recorded a tax benefit of approximately 30% in the first quarter of 2008 due to our net operating loss. We expect our tax rate to be volatile from quarter to quarter, depending on the timing of revenue recognition and the mix of profits and losses in the U.S. and foreign tax jurisdictions. Our current forecasted tax rate for the full year is approximately 45% to 46%, which excludes any benefit from any research and development (“R&D”) tax credit as the R&D tax credit has not yet been renewed for 2008 by Congress. If the R&D tax credit is renewed in 2008 on a retroactive basis to the beginning of the year, we would expect our full year tax rate to be between 40% and 42% for fiscal year 2008.
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

   Cash and Investments
     We had unrestricted cash and cash equivalents and investments totaling $222.0 million as of December 30, 2007 and $221.0 million as of March 30, 2008, respectively. Our existing cash and cash equivalents and investments are invested primarily in money market funds and high-grade commercial paper (A1+/P1) and high grade corporate notes (A1/A+). We also hold investments in AAA rated credit card asset backed securities, which have expected maturities of less than two years, actively traded and highly liquid. However, we do not invest in any other types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
     During the quarter ended March 30, 2008, we sold certain credit card asset backed securities which were classified as held-to-maturity due to a deterioration of creditworthiness of the underlying trusts that issued the securities. We routinely monitors all of its investments, and for the securities that were sold, certain liquidity and cash flow metrics tracked by us had recently deteriorated. We believed that it was prudent to liquidate these investments prior to any potential downgrades by credit analysts. We sold a total of eight securities having a total amortized cost of $16,631 and realized a gain on sale of these investments of $83.
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
Revenue Recognition
     We derive revenue from the licensing of software products and software upgrades; the sale of hardware products, maintenance and support services; and the sale of professional services, including training. Our products incorporate software that is more than incidental to the related hardware. Accordingly, we recognize revenue in accordance with SOP No. 97-2, Software Revenue Recognition.
     Under multiple-element arrangements where several different products or services are sold together, we allocate revenue to each element based on VSOE of fair value. We use the residual method when fair value does not exist for one or more of the delivered elements in a multiple-element arrangement. Under the residual method, the fair value of the undelivered elements are deferred and subsequently recognized when earned. For a delivered item to be considered a separate element, the undelivered items must not be essential to the functionality of the delivered item and there must be VSOE of fair value for the undelivered items in the arrangement. Fair value is generally limited to the price charged when we sell the same or similar element separately or, when applicable, the stated substantive renewal rate. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized after delivery of those elements occurs or when fair value can be established. For example, in situations where we sell a product during a period when we have a commitment for the delivery or sale of a future specified software upgrade, we defer revenue recognition until the specified software upgrade is delivered.
     Significant judgments in applying the accounting rules and regulations to our business practices principally relate to the timing and amount of revenue recognition given our current concentration of revenues with one customer and our inability to establish VSOE of fair value for specified software upgrades.
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
     This business practice is common in the telecommunications equipment industry and is necessitated by the long planning cycles associated with wireless network deployments coupled with rapid changes in technology. Large and complex wireless networks support tens of millions of subscribers and it is critical that any changes or upgrades be planned well in advance to ensure that there are no service disruptions. The evolution of our infrastructure technology therefore must be planned, implemented and integrated with the wireless operators’ plans for deploying new applications and services and any equipment or technology provided by other vendors.
     Given the nature of our business, the majority of our sales are generated through multiple-element arrangements comprised of a combination of product, maintenance and support services and, importantly, specified product upgrades. We have established a business practice of negotiating with OEMs the pricing for future purchases of new product releases and specified software upgrades. We expect that we will release one or more optional specified upgrades annually. To determine whether these optional future purchases are elements of current purchase transactions, we assess whether such new products or specified upgrades will be offered to the OEM customer at a price that represents a significant and incremental discount to current purchases. Because we sell uniquely configured products through each OEM customer, we do not maintain a list price for our products and specified software upgrades. Additionally, as we do not sell these products and upgrades to more than one customer, we are unable to establish VSOE of fair value for these products and upgrades. Consequently, we are unable to determine if the license fees we charge for the optional specified upgrades include a significant and incremental discount. As such, we defer all revenue related to current product sales, software-only license fees, maintenance and support services and professional services until all specified upgrades committed at the time of shipment have been delivered. For example, we recognize deferred revenue from sales to an OEM customer only after we deliver a specified upgrade that we had previously committed. However, when we commit to an additional upgrade before we have delivered a previously committed upgrade, we defer all revenue from product sales after the date of such commitment until we deliver the additional upgrade. Any revenue that we have deferred prior to the additional commitment is recognized after the previously committed upgrade is delivered.
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
     For our direct sales to end user customers, which have not been material to date, we recognize product revenue upon delivery, provided that all other revenue recognition criteria have been met.
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
     As there was no public market for our common stock prior to July 19, 2007, the date of our IPO, we determined the volatility percentage used in calculating the fair value of stock options we granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the three months ended April 1, 2007 was 78% and for the three months ended March 30, 2008 was 58%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments and SFAS 123(R). The expected life of options granted during the three months ended April

1, 2007 was 6.5 years and for the three months ended March 30, 2008 was 6.25 years. The weighted-average risk free interest rate used for the three months ended April 1, 2007, was 4.50% and for the three months ended March 30, 2008 was 3.20%. The risk-free interest rate is based on a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although we paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as we do not currently anticipate paying cash dividends on our shares of common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied estimated forfeiture rates of 3.0% for the three months ended April 1, 2007 and 4.0% for the three months ended March 30, 2008 in determining the expense recorded in our consolidated statement of operations. These rates were derived by review of our historical forfeitures since 2000.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, which is an interpretation of SFAS No. 109. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 but earlier application is encouraged. Differences between the amounts recognized in the statement of financial position prior to adoption of FIN No. 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We adopted the provisions of FIN No. 48 effective January 1, 2007. We did not recognize any liability for unrecognized tax benefits as a result of adopting FIN No. 48 as of January 1, 2007 and for the three months ended April 1, 2007 and March 30, 2008. We did not recognize any interest and penalties in the three months ended April 1, 2007, and March 30, 2008.

Results of Operations
Comparison of Three Months Ended April 1, 2007 and March 30, 2008
Revenue and Product and Service Billings

	Three Months Ended		Period-to-Period
	April 1, 2007	March 30, 2008	Change
		(dollars in thousands)
Revenue	$269	$7,638	$7,369
Deferred revenue, end of period	284,624	110,136
Less: deferred revenue, beginning of period	(243,418)	(79,978)

Product and service billings	$41,475	$37,796	$(3,679)

     Our revenue for the first quarter of fiscal 2008 was derived principally from the ratable recognition of software license revenue related to the delivery of our September 2006 specified upgrade to Nortel Networks in the fourth quarter of 2007. As we are no longer able to assert VSOE of fair value on our maintenance services, we recognize Nortel-related software revenue ratably over the warranty period, provided that there are no other outstanding commitments or upgrades. Our revenue for the first quarter of fiscal 2008 also consists of maintenance and support services performed during the quarter. The revenue recognized in the first quarter of fiscal 2007 principally consisted of maintenance and support services performed during that quarter.
     The decline in our product and service billings for the first quarter of fiscal 2008, as compared to the first quarter of fiscal 2007 was due primarily to significantly higher billings in 2007 related to initial operator rollouts of Rev A upgradeable channel cards, offset by increased billings in 2008 related to RNC sales as operators expand their capacity. We expect our billings for the second quarter of fiscal 2008 to be seasonally lower than our billings for the first quarter of fiscal 2008 and we expect billings to increase sequentially and year-over-year in both the third and fourth quarters of 2008 as operators deploy additional capacity in their networks.
Cost of Revenue and Cost Related to Product and Service Billings

	Three Months Ended		Period-to-Period
	April 1, 2007	March 30, 2008	Change
		(dollars in thousands)
Cost of revenue	$1,683	$1,913	$230
Deferred product cost, end of period	34,373	1,651
Less: deferred product cost, beginning of period	(34,214)	(1,050)

Cost related to product billings	$1,842	$2,514	$672

     Cost of product revenue increased by $0.1 million to $0.1 million in the first quarter of fiscal 2008 from less than $0.1 million in the first quarter of fiscal 2007. Cost of service revenue increased by $0.1 million to $1.8 million in the first quarter of fiscal 2008 from $1.7 million in the first quarter of fiscal 2007.
     The increase in cost of product revenue was due primarily to the increase in product revenue of $7.3 million to $7.6 million in the first quarter of fiscal 2008 from $0.3 million in the first quarter of fiscal 2007. The increase in cost of service revenue was due primarily to an increase in customer service headcount to support a larger installed base of product.
     The increase in cost related to product and service billings was due primarily to increased royalty costs associated with an increase in RNC product and service billings.
   Gross Profit (Loss) and Gross Profit (Loss) on Billings

	Three Months Ended		Period-to-Period
	April 1, 2007	March 30,2008	Change
		(In thousands)
Gross (loss) profit	$(1,414)	$5,725	$7,139
Deferred revenue, at end of period	284,624	110,136
Less: Deferred revenue, at beginning of period	(243,418)	(79,978)
Deferred product cost, at beginning of period	34,214	1,050
Less: Deferred product cost, at end of period	(34,373)	(1,651)

Gross profit on Billings	$39,633	$35,282	$(4,351)

     The increase in gross profit was due primarily to an increase in revenue of $7.3 million to $7.6 million in the first quarter of fiscal 2008 from $0.3 million in the first quarter of fiscal 2007. We expect gross profit on our revenue to continue to fluctuate significantly in the future based on the time period between commitments for future software upgrades and the volume of sales in those time intervals.
     Gross profit on Billings decreased primarily due to a decrease in product and service billings of $3.7 million to $37.8 million in the first quarter of fiscal 2008 from $41.5 million in the first quarter of fiscal 2007 as well as an increase in cost related to product billings of $0.7 million to $2.5 million in the first quarter of fiscal 2008 from $1.8 million in the first quarter of fiscal 2007.
Operating Expenses

			Period-to-Period
	Three Months Ended		Change
	April 1, 2007	March 30, 2008	Amount	Percentage
	(dollars in thousands)
Research and development	$15,983	$19,259	$3,276	20.5%
Sales and marketing	2,580	3,578	998	38.7%
General and administrative	1,516	2,073	557	36.7%

Total operating expenses	$20,079	$24,910	$4,831	24.1%

     Research and Development. The increase in research and development expense was due primarily to an increase in the number of research and development employees in our Chelmsford, Massachusetts, Bangalore, India and Cambridge, United Kingdom facilities to support the development of our new FMC product lines and to expand our EV-DO business, and to a lesser extent outside services and prototype expense associated with our research and development activities. Salary and benefit expense associated with the increase in headcount increased by $2.6 million to $14.3 million in the first quarter of fiscal 2008 from $11.7 million in the first quarter of fiscal 2007. Outside services and consulting expense increased by $0.5 million to $1.8 million in the first quarter of fiscal 2008 from $1.3 million in the first quarter of fiscal 2007.
     Sales and Marketing. The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense associated with an increase in the number of sales, marketing and customer service employees to expand our international presence and support our new FMC product lines, which will be sold to a larger base of OEMs and operators than our EV-DO products. Salary and benefit expense associated with the increase in headcount increased by $0.7 million to $2.8 million in the first quarter of fiscal 2008 from $2.1 million in the first quarter of fiscal 2007.
     General and Administrative. The increase in general and administrative expense was due to an increase in the number of general and administrative employees to support our growth as well as an increase in corporate insurance and other costs associated with being a public company. Salary and benefit expense associated with the increase in headcount increased by $0.3 million to $1.1 million in the first quarter of fiscal 2008 from $0.8 million in the first quarter of fiscal 2007. Corporate insurance increased $0.2 million to $0.3 million in the first quarter of fiscal 2008 from $0.1 million in the first quarter of fiscal 2007.
   Operating Profit (Loss) and Operating Profit (Loss) on Billings

	Three Months Ended		Period-to-Period
	April 1, 2007	March 30, 2008	Change
		(In thousands)
Operating loss	$(21,493)	$(19,185)	$2,308
Deferred revenue, at end of period	284,624	110,136
Less: Deferred revenue, at beginning of period	(243,418)	(79,978)
Deferred product cost, at beginning of period	34,214	1,050
Less: Deferred product cost, at end of period	(34,373)	(1,651)

Operating profit on billings	$19,554	$10,372	$(9,182)

     The decrease in operating loss was due primarily to the increase in our revenues, described above, partially offset by the increase in our operating expenses, described above.
     The decrease in operating profit on Billings was due to the decrease in our Billings, described above, coupled with the increase in our operating expenses, described above.
     Interest Income, Net.  Interest income, net, consists of interest generated from the investment of our cash balances. The decrease in interest income from $2.7 million in the first quarter of fiscal 2007 to $2.6 million in the first quarter of fiscal 2008 was due primarily to lower interest rates and returns on investments partially offset by higher average cash balances.
     Income Taxes.  We recognized a tax benefit of $4.9 million in the first quarter of 2008 primarily related to losses in the U.S. partially offset by losses from foreign operations for which no tax benefit can be recognized. This benefit is expected to be recovered from income generated principally in the U.S. during the remainder of 2008. No benefit was recorded in the first quarter of fiscal 2007 due to the fact that we had cumulative losses through that period and as a result could not assume future profitability against which a benefit would be recovered.
Liquidity and Capital Resources
     As of March 30, 2008, our principal sources of liquidity were cash, cash equivalents and investments of $221.0 million. Our existing cash and cash equivalents and investments are invested primarily in money market funds and high-grade (A1+/P1) commercial paper and high grade (A1/A+) corporate notes. We also hold investments in AAA rated credit card asset backed securities, which have expected maturities of less than two years, actively traded and highly liquid. However, we do not invest in any other types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
     As of March 30, 2008, we did not have any lines of credit or other similar source of liquidity, other than capital leases of approximately $103,000.

	As of	As of
	December 30,	March 30,
	2007	2008
Cash and cash equivalents	$43,547	$24,238
Investments, short-term	178,416	191,585
Investments, long-term	—	5,146
Accounts receivable, net	14,171	11,039
Working capital	131,886	117,201

	Three Months	Three Months
	Ended	Ended
	April 1,	March 30,
	2007	2008
Cash flow from operating activities	$61,212	$(2,446)
Cash flow from investing activities	(52,487)	(17,629)
Cash flow from financing activities	(728)	753
     During the first quarter of fiscal 2007, we funded our operations primarily with cash flow from operating activities. Cash flow from operating activities is generally derived from net (loss) income, fluctuations of current assets and liabilities and to a lesser extent non-cash expenses. During the first quarter of fiscal 2008, we funded our operations primarily from our cash reserves.
     In the first quarter of fiscal 2007, we had cash flow from operating activities even though we had a net loss for the period of $18.8 million, primarily due to a decrease in accounts receivable of $42.8 million associated with the collection of billings made in the fourth quarter of fiscal 2006 and an increase of $41.2 million of deferred revenue, of which $38.2 million was collected during the quarter.
     In the first quarter of fiscal 2008, we used cash in operating activities, primarily due to an increase in deferred revenue of $30.2 million and a decrease in accounts receivable of $3.1 million, partially offset by an accrued income tax payment of $15.5 million and a decrease in accrued expenses and other current assets of $3.6 million. Our ability to generate cash flow from operations depends in large part on the volume of our product and service billings, our ability to collect accounts receivable, time timing of tax payments, and by the growth of our operating expenses.
     Cash flow from investing activities resulted primarily from the timing of purchases, maturities and sales of investments and purchases of property and equipment.
     Cash used in financing activities in the first quarter of fiscal 2007 consisted primarily of costs associated with our 2007 initial public offering partially offset by proceeds from exercise of stock options. Cash flow from financing activities in the first quarter of fiscal 2008 consisted primarily of proceeds from the exercise of stock options.
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
Interest Rate Sensitivity
     We had unrestricted cash and cash equivalents and investments totaling $222.0 million and $221.0 million at December 30, 2007 and March 30, 2008, respectively. Our existing cash and cash equivalents and investments are invested primarily in money market funds and high-grade (A1+/P1) commercial paper and high grade (A1/A+) corporate notes. We also hold investments in AAA rated credit card asset backed securities, which have expected maturities of less than two years, actively traded and highly liquid. However, we do not invest in any other types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
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

Item 4. Changes in Internal Controls over Financial Reporting and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting occurred during the fiscal quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We derived almost all of our revenue and billings in each of the last several years from sales to a single OEM customer, Nortel Networks. Nortel Networks accounted for 94% of our revenue and 98% of our billings in the first quarter of fiscal 2008, 99% of our revenue and 98% of our billings in fiscal 2007, 95% of our revenue and 94% of our billings in fiscal 2006 and 16% of our revenue and 98% of our billings in fiscal 2005 . Our contract with Nortel Networks can be terminated by Nortel Networks at any time and, in any event, does not contain commitments for future purchases of our products. The rate at which Nortel Networks purchases products from us depends on its success in selling to operators its own EV-DO infrastructure solutions that include our products. There can be no assurance that Nortel Networks will continue to devote and invest significant resources and capital to its wireless infrastructure business or that it will be successful in the future in such business. Nortel Networks might seek to develop internally, or acquire from a third party, alternative wireless solutions to those currently purchased from us. In addition, Nortel Networks may seek to develop an alternative solution by utilizing technology that has been developed by LG Electronics, with which Nortel Networks has a joint venture. Consolidation is common in the telecommunications industry. Should Nortel Networks merge its wireless infrastructure businesses with another telecommunications company, Nortel Networks could seek to deploy alternative solutions by utilizing technology that has been developed by the other company. We expect to derive a substantial majority of our revenue and billings in fiscal 2008 from Nortel Networks, and therefore any adverse change in our relationship with Nortel Networks, or a significant decline or shortfall in our sales to Nortel Networks, would significantly harm our business and operating results.
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
     The standards for mobile broadband solutions are expected to evolve into a fourth generation of wireless standards, known as 4G. Wireless operators have announced plans to build networks based on the 4G standard. For example, Verizon Wireless recently announced its intent to build a 4G network using the Long Term Evolution, or LTE, standard and Sprint Nextel announced its intent to build a 4G network using WiMAX technology. The market for our existing EV-DO products is likely to decline if and when operators begin to delay expenditures for EV-DO products in anticipation of the availability of new 4G-based products. Our primary OEM customer, Nortel Networks, has publicly announced that it is developing 4G-based LTE and WiMAX products. We do not have an agreement to supply Nortel Networks with any 4G-based products. We believe that it is likely that Nortel Networks will choose to enter into partnerships for 4G-based products with one or more of our competitors or choose to develop these products internally.
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
     We derive, and expect to continue to derive, all of our revenue and billings from sales of mobile broadband infrastructure products. We expect demand for mobile broadband services to be the primary driver for growth of EV-DO networks. The market for mobile broadband services is relatively new and still evolving, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. The level of demand and market acceptance for these services may be adversely affected by factors that limit or interrupt the supply of mobile phones designed for EV-DO networks. For example, an order, currently under appeal, that was issued in 2007 by the United States International Trade Commission in a patent dispute between Broadcom Corporation and Qualcomm, which bars importation into the United States of some Qualcomm chips that are used in EV-DO mobile phones may have the effect of hampering demand for mobile broadband services. Another expected driver for the growth of EV-DO networks is VoIP. The migration of voice traffic to EV-DO networks will depend on many factors outside of our control. If the demand for VoIP and other mobile broadband services does not grow, or grows more slowly than expected, the need for our EV-DO products would be diminished and our operating results would be significantly harmed.
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
     We are investing significantly in the development of both our EV-DO based and UMTS based FMC products so that operators may offer mobile broadband services using wireline broadband connections and a combination of mobile and Wi-Fi networks. We do not expect to have meaningful sales of our FMC products until the second half of 2008 or early 2009, depending on operators’ deployment plans. However, it is possible that the market for our FMC products will not develop as we expect. Even if a market for our FMC products develops, it is uncertain whether our FMC products will achieve and sustain high levels of demand and market acceptance. Our ability to sell our FMC products will depend, in part, on factors outside our control, such as the commercial availability and market acceptance of mobile phones designed to support FMC applications and the market acceptance of femtocell access point products. The market for our FMC products may be smaller than we expect, the market may develop more slowly than we expect or our competitors may develop alternative technologies that are more attractive to operators. Our FMC products are an important component of our growth and diversification strategy and, therefore, if we are unable to successfully execute on this strategy, our sales, billings and revenues could decrease and our operating results could be harmed.

Our future sales will depend on our success in generating sales to a limited number of OEM customers, and any failure to do so would have a significant detrimental effect on our business.
     There are a limited number of OEMs that offer EV-DO solutions, several of which have developed their own EV-DO technology internally and, therefore, do not require solutions from us. We currently have agreements with two OEM customers. We do not expect to commence significant sales to one of these OEM customers in the immediate future because the market for the products that we are developing for this customer is still developing. The market for our FMC products is still developing. We currently have two agreements with OEM customers to deliver our UMTS femtocell product solutions and one agreement with an OEM customer to deliver our CDMA femtocell product solutions, but have not yet had any significant sales to these customers. Our operating results for the foreseeable future will depend to a significant extent on our ability to effect sales to our existing CDMA and UMTS OEM customers and to establish new OEM relationships. Our OEM customers have substantial purchasing power and leverage in negotiating pricing and other contractual terms with us. In addition, further consolidation in the communications equipment market could adversely affect our OEM customer relationships. If we fail to generate significant product and service billings through our existing OEM relationships or if we fail to establish significant new OEM relationships, we will not be able to achieve our anticipated level of sales and our results of operations will suffer.
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
     In developing our wireless infrastructure products, we seek to identify the long-term trends of wireless operators and their customers. The development cycle for our products and technologies can take multiple years. The ultimate success of our new products depends, in large part, on the accuracy of our assessments of the long-term needs of the industry, and it is difficult to change quickly the design or function of a planned new product if the market need does not develop as we anticipate.
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
     For example, we recognize substantially all of our revenue in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, or SOP No. 97-2. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements and arrangements for the sale of hardware products that contain more than an insignificant amount of software. We collaborate with our OEM customers to develop and negotiate pricing for specific features for future product releases and specified software upgrades. Because we do not sell the same products and upgrades to more than one customer, we are unable to establish fair value for these products and upgrades. As a result, under SOP No. 97-2, we are required to defer most of our revenue from sales to our OEM customers until we ship specified upgrades that were committed to the OEM customer at the time of sale. Future interpretations of existing accounting standards, including SOP No. 97-2, or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations. As a result, we may be required to change the timing of revenue recognition in future periods, which could adversely affect our operating results in current or future periods.
The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.
     We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, including our President and Chief Executive Officer, Chief Technical Officer, and Vice President, Femto Business and Corporate Development. None of these officers is a party to an employment agreement with us, and any of them therefore may terminate employment with us at any time with no advance notice. The replacement of these officers likely would involve significant time and costs, and the loss of these officers may significantly delay or prevent the achievement of our business objectives.
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
     As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, have imposed a variety of new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we believe these new rules and regulations have made it more difficult and expensive for us to obtain director and officer liability insurance, and we will be required to incur substantial costs to maintain the same or similar coverage.
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
     Our products are highly technical and complex and are critical to the operation of many networks. Our products have contained and are expected to continue to contain one or more undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by an operator. For example, we have encountered errors in our software products that have caused operators using our products to experience a temporary loss of certain network services. Any errors, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, results of operations and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims related to changes to our products made by our OEM customers. Our contracts for the sale of our products contain provisions relating to warranty disclaimers and liability limitations, which in certain cases may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our financial condition could be harmed.
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
     The holders of a majority of our common stock have rights, subject to some conditions, to require us to file registration statements under the Securities Act or to include their shares in registration statements that we may file in the future for ourselves or other stockholders. If we register their shares of common stock, they could sell those shares in the public market.
Our directors and management will exercise significant control over our company.
     Our directors and executive officers and their affiliates beneficially owned a majority of our outstanding common stock as of March 30, 2008. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
Item 6. Exhibits.

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

AIRVANA, INC.
	By:	/s/ Randall S. Battat
Randall S. Battat
Date: May 7, 2008		President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeffrey D. Glidden
Jeffrey D. Glidden
Date: May 7, 2008		Vice President, Chief Financial Officer (Principal Financial Officer)