Form 10-Q
period 2008-06-29
AIRVANA INC
filed 2008-08-06
CIK 1116435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of July 31, 2008 was 65,116,048.

AIRVANA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 29, 2008

PART I — Financial Information
Item 1 — Condensed Consolidated Financial Statements (unaudited)
AIRVANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	December 30,	June 29,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$43,547	$35,312
Investments	178,416	189,111
Accounts receivable	14,171	7,941
Deferred product cost, current	1,050	1,354
Prepaid taxes	115	—
Deferred tax asset	1,422	1,705
Prepaid expenses and other current assets	3,064	2,281

Total current assets	241,785	237,704

Property and equipment	17,831	18,744
Less: accumulated depreciation and amortization	11,434	13,007

	6,397	5,737

Investments, long-term	—	3,068
Deferred tax asset	1,786	1,777
Restricted investments	193	193
Goodwill and intangible assets, net	12,165	11,631
Other assets	414	395

Total assets	$262,740	$260,505

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,806	$1,592
Accrued expenses and other current liabilities	11,162	9,147
Accrued income taxes	15,016	5,915
Deferred revenue, current	79,915	76,374

Total current liabilities	109,899	93,028

Deferred revenue, long-term	63	1,022
Accrued income taxes	4,675	4,692
Deferred tax liabilities	1,174	1,017
Other liabilities	1,754	1,435

Total long-term liabilities	7,666	8,166

Commitments (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at December 30, 2007 and June 29, 2008	—	—
Common stock, $0.001 par value: 350,000,000 shares authorized, 63,559,983 and 64,837,322 shares issued and outstanding at December 30, 2007 and June 29, 2008, respectively (Note 9)	64	65
Additional paid-in capital	190,409	195,655
Accumulated deficit	(45,298)	(36,409)

Total stockholders’ equity	145,175	159,311

Total liabilities and stockholders’ equity	$262,740	$260,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1,	June 29,	July 1,	June 29,
	2007	2008	2007	2008
Revenue:
Product	$141,641	$54,784	$141,641	$60,317
Service	14,615	4,235	14,884	6,340

Total revenue	156,256	59,019	156,525	66,657

Cost of revenue:
Product	33,918	1,314	33,931	1,434
Service	1,852	2,013	3,522	3,806

Total cost of revenue	35,770	3,327	37,453	5,240

Gross profit	120,486	55,692	119,072	61,417

Operating expenses:
Research and development	18,598	18,091	34,581	37,350
Selling and marketing	3,182	3,825	5,762	7,403
General and administrative	1,721	2,321	3,237	4,394
In-process research and development	2,340	—	2,340	—

Total operating expenses	25,841	24,237	45,920	49,147

Operating income	94,645	31,455	73,152	12,270

Interest income, net	1,879	1,792	4,587	4,377

Income before income tax expense	96,524	33,247	77,739	16,647

Income tax expense	10,422	12,684	10,422	7,758

Net income	$86,102	$20,563	$67,317	$8,889

Net income per common share applicable to common stockholders:
Basic	$1.56	$0.32	$1.14	$0.14
Diluted	$1.37	$0.29	$1.04	$0.13

Weighted average common shares outstanding:
Basic	14,017	64,601	13,938	64,248
Diluted	21,526	70,763	20,793	70,398
The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 1,	June 29,	July 1,	June 29,
	2007	2008	2007	2008
Operating activities
Net income	$86,102	$20,563	$67,317	$8,889
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	782	814	1,504	1,621
Amortization of intangible assets	178	267	178	534
In-process research and development	2,340	—	2,340	—
Stock-based compensation	739	1,179	1,253	2,264
Deferred tax benefit	5	12,684	5	7,758
Tax benefit related to exercise of stock options	—	(1,497)	—	(1,497)
Amortization of investments	(1,338)	(1,149)	(2,587)	(2,410)
Amortization of leasehold incentive	(130)	(131)	(260)	(261)
Non-cash interest income	(15)	—	(103)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,506)	3,098	29,304	6,230
Deferred cost	33,672	297	33,513	(304)
Prepaid taxes	2,451	618	2,451	115
Prepaid expenses and other current assets	287	379	271	783
Accounts payable	(156)	(1,647)	(685)	(2,214)
Accrued expenses and other current liabilities	2,528	1,651	(556)	(1,911)
Accrued income taxes	8,437	(701)	8,437	(15,776)
Deferred revenue	(119,706)	(32,740)	(78,500)	(2,582)

Net cash provided by operating activities	2,670	3,685	63,882	1,239

Investing activities
Purchases of property and equipment	(673)	(455)	(2,259)	(1,033)
Purchase of 3-Way Networks, net of cash acquired	(10,907)	—	(10,907)	—
Purchases of investments	(56,262)	(68,803)	(163,810)	(175,793)
Maturities of investments	66,951	74,504	123,594	147,809
Proceeds from sale of investments	—	—	—	16,631
Other assets	(91)	16	(87)	19

Net cash (used in) provided by investing activities	(982)	5,262	(53,469)	(12,367)

Financing activities
Payments on long-term debt	(53)	(94)	(53)	(112)
Costs associated with proposed initial public offering	(841)	—	(1,709)	—
Tax benefit related to exercise of stock options	—	1,497	—	1,497
Payments of cash dividend	(72,707)	(5)	(72,707)	(50)
Purchase of treasury stock	—	—	(96)	—
Proceeds from exercise of stock options	266	670	502	1,486

Net cash (used in) provided by financing activities	(73,335)	2,068	(74,063)	2,821

Effect of exchange rate changes on cash and cash equivalents	56	59	52	72

Net (decrease) increase in cash and cash equivalents	(71,591)	11,074	(63,598)	(8,235)
Cash and cash equivalents at beginning of period	94,808	24,238	86,815	43,547

Cash and cash equivalents at end of period	$23,217	$35,312	$23,217	$35,312

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$55	$78	$55	$15,578

Supplemental Disclosure of Noncash Activities
Accretion of dividends on redeemable convertible preferred stock	$1,835	$—	$3,669	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

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
Unaudited Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 29, 2008, results of operations for the three months ended July 1, 2007 and June 29, 2008 and six months ended July 1, 2007 and June 29, 2008, and cash flows for the three months ended July 1, 2007 and June 29, 2008 and six months ended July 1, 2007 and June 29, 2008. The interim results are not necessarily indicative of the results that may be expected for any other interim period or the full year.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments relied upon by management in preparing these financial statements include the timing of revenue recognition, expensing or capitalizing research and development costs for software, the determination of the fair value of stock awards issued, the recoverability of the Company’s deferred tax assets, the amount of the Company’s income tax expenses, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization periods, and the classification of deferred product costs and deferred revenues.
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
     The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, rapid technological changes, competition, limited number of suppliers, customer concentration, integration of acquisitions, management of international activities, protection of proprietary rights, patent and other litigation and dependence on key individuals as well as a variety of other risks, including those described in Part II, Item 1A of this quarterly Report on Form 10-Q.
Fiscal Year
     The Company’s fiscal year ends on the Sunday nearest to December 31. The Company’s fiscal quarters end on the Sunday closest to the last day of the third calendar month of the quarter.
Cash and Cash Equivalents
     Cash equivalents consist of highly liquid instruments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value.
Investments and Restricted Investments
     The Company determines the appropriate categorization of investments in securities at the time of purchase. As of December 30, 2007 and June 29, 2008, the Company’s investments were categorized as held-to-maturity and are presented at their amortized cost, which approximates market value. The Company classifies securities on its balance sheet as short-term or long-term based on the date it reasonably expects the securities to mature or liquidate.
     As of December 30, 2007 and June 29, 2008, the Company has $193 classified as long-term restricted investments on its condensed consolidated balance sheets. Refer to footnote 11 for a discussion of these restricted investments.
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
     The Company’s support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in its software. The Company’s annual support and maintenance fees are based on a fixed dollar amount associated with, or a percentage of the initial sales or list price for, the applicable hardware and software products. Included in the price of the product, the

Company provides maintenance and support during the product warranty period, which is typically two years for base station channel cards and one year for all other products.
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
     When VSOE of fair value or maintenance and support services does not exist, all revenue is deferred and recognized ratably over the warranty period. If there are outstanding specified upgrades at the time of shipment, revenue is deferred until such time as all such upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, the Company will recognize a proportionate amount of revenue related to the amount of the warranty period that has lapsed at the date of delivery, and the unearned revenue will be recognized over the remainder of the applicable warranty period. In connection with an amendment to the Company’s OEM arrangement with Nortel Networks dated September 28, 2007, the Company can no longer assert VSOE of fair value for maintenance and support services to Nortel Networks. Although unable to establish VSOE of fair value of maintenance and support services under SOP No. 97-2 for revenue recognition purposes, the Company presents product and service revenue separately on its consolidated statements of operations by applying the maintenance and support services renewal rates in effect at the time of sale.
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
Segment and Geographic Information
     Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision making group, as defined under SFAS No. 131, consists of the Company’s chief executive officer, chief financial officer and executive vice presidents. The Company views its operations and manages its business as one operating segment.
Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award, which is generally four to five years, and the Company has elected to use the Black-Scholes option pricing model to determine fair value. SFAS No. 123(R) eliminated the alternative of applying the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25 to stock compensation awards. The Company adopted the provisions of SFAS No. 123(R) on the first day of fiscal 2006 using the prospective-transition method. As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards granted prior to the adoption of SFAS No. 123(R).
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
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. There was no effect to the Company’s financial statements at the implementation date. As of December 30, 2007 and June 29, 2008, the Company had approximately $4,700 of unrecognized tax benefits.
New Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No.141(R)”), which replaces SFAS No. 141, which was issued in 2001. SFAS 141(R) applies to all transactions in which an entity obtains control of one or more businesses and establishes principles and requirements for how the acquirer:
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FAS 157-2 — Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company has not yet adopted the provisions of SFAS No. 157 for the Company’s non-financial assets and liabilities. The Company is currently evaluating the impact that the adoption of

SFAS No. 157 for the Company’s non-financial assets and liabilities will have on its consolidated financial statements.
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
     In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. FSP 142-3 amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.
     FSP 142-3 also requires the following incremental disclosures for renewable intangible assets:
•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

•	The entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset

•	For intangible asset renewed or extended during the period:
o	For entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class

o	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class
     FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, FSP 142-3 would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for a calendar year company). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of FSP 142-3. The Company is currently evaluating the impact that the adoption of FSP 142-3 will have on its consolidated financial statements.
3. Investments
     In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment securities as held-to-maturity. These securities are reported at amortized cost, which approximates fair market value.
     The amortized cost and estimated fair value of the Company’s investment securities are as follows:

	December 30, 2007		June 29, 2008
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Corporate debt securities	$124,385	$124,856	$108,612	$108,765
Credit card asset-backed securities	54,031	54,092	22,753	22,811
Debt securities of U.S. government agencies	—	—	60,814	60,780

	$178,416	$178,948	$192,179	$192,356

     All held-to-maturity investment securities mature in less than one year as of December 30, 2007. Held-to-maturity investment securities of $189,111 are expected to mature in less than one year as of June 29, 2008. Investments of $3,068 are expected to mature between one to two years as of June 29, 2008.
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
     The Company intends to hold all of the securities it held as of June 29, 2008 to maturity, but will continue to monitor the creditworthiness of all securities.
     As of June 29, 2008, the Company had 19 securities in an unrealized loss position totaling less than $95 and 0.05% of amortized cost. As a result, the Company has concluded there is no other-than-temporary impairment.
4. Goodwill and Intangible Assets
     As of December 31, 2007, goodwill and intangible assets, net, consist of goodwill of $7,998 and acquired intangible assets of $4,167; and as of June 29, 2008, goodwill and intangible assets, net, consist of goodwill of $7,998 and acquired intangible assets of $3,633, which consist of the following:

	June 29, 2008
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible
Developed technology	$3,340	$779	$2,561
Customer relationships	1,350	394	956
Non-compete agreements	190	74	116

Total intangible assets	$4,880	$1,247	$3,633

	December 30, 2007
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible
Developed technology	$3,340	$446	$2,894
Customer relationships	1,350	225	1,125
Non-compete agreements	190	42	148

Total intangible assets	$4,880	$713	$4,167

     Amortization expense on intangible assets for the three months ended July 1, 2007 was $178, for the three months ended June 29, 2008 was $267, for the six months ended July 1, 2007 was $178 and for the six months ended June 29, 2008 was $534. Expected future amortization of intangible assets for fiscal years indicated is as follows:

Fiscal year:
Remainder of 2008	$535
2009	1,069
2010	1,026
2011	780
2012	223

$3,633

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
     The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements. As of June 29, 2008, the Company had investments disclosed in footnote 3 that were valued using Level 2 inputs (significant and observable assumptions) as follows:

June 29,
2008
Corporate debt securities	$108,765
Debt securities of U.S. government agencies	60,780
Credit card asset backed securities	22,811

$192,356

     In addition, as of June 29, 2008, the Company had cash equivalents in money market mutual funds that were valued using Level 1 inputs (quoted market prices for identical assets) as follows:

June 29,
2008
Money market mutual funds	$32,262

     The Company had $3,050 in other cash equivalents that are not included in the tables above as they are reported at fair value.
6. Income Taxes
     The Company’s effective tax rate for the three and six months ended June 29, 2008, inclusive of discrete items, was 38.2% and 46.6%, respectively. The tax expense for these periods relate principally to profits in the United States taxed at the federal and state statutory tax rate and the effect of losses from foreign operations for which no tax benefit can be recognized. The effect of discrete items on the effective tax rate for the three and six months ended June 29, 2008 was 0.1% and 0.4% respectively.
     For the three and six months ended July 1, 2007 the Company’s effective tax rate, inclusive of discrete items, was 10.8% and 13.4%, respectively. The tax expense for these periods relate principally to profits in the United States taxed at the federal and state statutory rate offset by benefits recognized from net operating loss and tax credit carryforwards. The effect of discrete items on the effective tax rate for the three and six months ended July 1, 2007 was 2.1% and 2.6%, respectively.
     The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years as well as its ability to generate income in future periods. The Company has $11,070 in gross deferred tax assets against which $7,588 in valuation allowances have been recorded related to state tax credits and foreign losses as it is more likely than not that these assets will not be realized given the nature of the assets and the likelihood of future realization.
     The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, on January 1, 2007. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At June 29, 2008, the Company had approximately $4,700 of unrecognized tax benefits, the benefit of which, if recognized, would reduce the Company’s effective tax rate. The Company does not anticipate a material change to the amount of unrecognized tax benefits over the next twelve months.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At June 29, 2008, the Company had $94 of interest accrued on its unrecognized tax benefits.

     The Company and its subsidiaries file income tax returns in the U.S. federal tax jurisdiction as well as in various state and foreign jurisdictions. The statute of limitations for federal and state authorities is closed for years prior to the year ended January 2, 2005, although, net operating loss and tax credit carryforwards that were generated prior to 2004 may still be subject to examination if they either have been or will be utilized in tax years 2004 and forward. The statute of limitations for foreign tax jurisdictions is closed for tax years prior to December 31, 2002.
7. Property and Equipment
     Property and equipment are recorded at cost. The Company provides for depreciation by charges to operations on a straight-line basis in amounts estimated to allocate the cost of the assets over their estimated useful lives. Depreciation expense was $782 and $814 for the three months ended July 1, 2007 and June 29, 2008, respectively, and $1,504 and $1,621 for the six months ended July 1, 2007 and June 29, 2008, respectively. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consist of the following:

		December 30,	June 29,
	Estimated Useful Life	2007	2008
Computer equipment and purchased software	1.5 - 3 years	$5,343	$5,366
Test and lab equipment	3 years	5,100	6,046
Leasehold improvements	Shorter of life of lease or 5 years	6,497	6,448
Office furniture and equipment	3 - 5 years	891	884

Total property and equipment		17,831	18,744
Less: Accumulated depreciation and amortization		(11,434)	(13,007)

		$6,397	$5,737

     In connection with a lease incentive arrangement entered into as part of the Company’s headquarters lease, the Company received reimbursements of approximately $2,800 and $790 for leasehold improvements capitalized in the years ended January 1, 2006 and December 31, 2006, respectively. As a result of this arrangement, the Company recorded a lease incentive obligation for the reimbursed amount, and is amortizing that obligation as a reduction to rent expense over the term of the lease. As of December 30, 2007 and June 29, 2008, the unamortized amount was $2,218 and $1,957, respectively. During the three months ended July 1, 2007 and June 29, 2008, the Company amortized the lease incentive obligation by approximately $130 and $131, respectively. During the six months ended July 1, 2007 and June 29, 2008, the Company amortized the lease incentive obligation by approximately $260 and $261, respectively. The remaining lease incentive amounts are classified either as components of other accrued expenses or other long-term liabilities based on the future timing of amortization against rent expense.
8. Concentrations of Credit Risk and Significant Customers
     Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term and long-term investments, restricted investments and accounts receivable. The Company maintains its cash and cash equivalents and investment accounts with two major financial institutions. The Company’s cash equivalents and investments are invested in securities with high credit ratings.
     At December 30, 2007, the Company had one customer that accounted for 80% of accounts receivable. At June 29, 2008, the Company had one customer that accounted for 78% of accounts receivable. No other customers accounted for more than 10% of the Company’s total accounts receivable at either December 30, 2007 or June 29, 2008. The Company had one customer that accounted for 100% of revenues for the three months ended July 1, 2007 and one customer that accounted for 98% of revenues for the three months ended June 29, 2008. The Company had one customer that accounted for 100% of revenues for the six months ended July 1, 2007 and one customer that accounted for 98% of revenues for the six months ended June 29, 2008. The Company believes that all of its accounts receivable are collectible and therefore has not provided any reserve for doubtful accounts as of December 30, 2007 and June 29, 2008.

9. Common Stock
Stock Option Plans
     As of December 31, 2006, the Company had one stock-based employee compensation plan, the Company’s 2000 Stock Incentive Plan (the “2000 Plan”), under which the Company could issue up to 21,005,251 shares of common stock. Under the 2000 Plan, the Company’s Board of Directors (the “Board”) could grant incentive stock options (“ISOs”) to employees of the Company and nonstatutory stock options (“NSOs”) to officers, employees, directors, consultants and advisors of the Company. Under the 2000 Plan, the Board determined the option price for all stock options, which generally expire ten years from the date of grant.
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
     As there was no public market for the Company’s common stock prior to the Company’s IPO, the Company determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the six months ended July 1, 2007 was 78% and in the six months ended June 29, 2008 was 57%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments and SFAS 123(R). The expected life of options granted during the six months ended July 1, 2007 was 6.5 years and during the six months ended June 29, 2008 was 6.25 years. For the six months ended July 1, 2007, the weighted-average risk free interest rate used was 4.65%. For the six months ended June 29, 2008, the weighted-average risk free interest rate used was 3.20%. The risk-free interest rate is based on a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although the Company paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as it does not currently anticipate paying cash dividends on its shares of common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 3.0% for the six months ended July 1, 2007 and 4% for the six months ended June 29, 2008 in determining the expense recorded in its consolidated statement of operations. This rate was derived by review of the Company’s historical forfeitures since 2000.
     Stock option activity under the 2007 Plan for the six months ended June 29, 2008 is summarized as follows:

					Weighted
					Average
		Weighted	Average		Grant Date
		Average	Remaining		Fair
	Number of	Exercise Price	Contractual	Aggregate	Value
	Shares	per Share	Term in Years	Intrinsic Value	Per Share
Outstanding at December 30, 2007	13,335,453	$2.24	7.05	$44,728

Granted	2,133,056	5.39			$3.10

Exercised	(1,277,339)	1.16		$5,293

Cancelled	(583,545)	2.96

Outstanding at June 29, 2008	13,607,625	2.80	6.92	$34,375

Exercisable at June 29, 2008	6,916,055	1.57	5.57	$24,703

Options outstanding at June 29, 2008 expected to vest (1)	13,195,918	$2.75	6.86	$33,907

(1)	This represents the number of vested stock options as of June 29, 2008 plus the unvested outstanding options at June 29, 2008 expected to vest in the future, adjusted for estimated forfeitures.

     As of June 29, 2008, the Company has 11,251 shares of restricted stock which will vest over the next 7 months. These shares of restricted stock were granted prior the Company’s adoption of SFAS No. 123R under the prospective method at fair value on the date of grant and as a result, there is no future stock-based compensation expense to be recorded for these awards.
     For the three months ended July 1, 2007 and June 29, 2008, the Company recorded expense of $739 and $1,179, respectively, in connection with share-based awards. For the six months ended July 1, 2007 and June 29, 2008, the Company recorded expense of $1,253 and $2,264, respectively, in connection with share-based awards. As of June 29, 2008, future expense for non-vested stock options of $17,151 was expected to be recognized over a weighted-average period of 2.98 years. The adoption of SFAS No. 123(R) had no effect on cash flow for any period presented.
     The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants for the three and six months ended July 1, 2007 and June 29, 2008, which were allocated as follows:

	Three Months		Six Months
	Ended		Ended
	July 1,	June 29,	July 1,	June 29,
	2007	2008	2007	2008
Cost of service revenue	$44	$49	$77	$111
Research and development	451	684	744	1,355
Selling and marketing	172	274	316	497
General and administrative	72	172	116	301

Total stock-based compensation	$739	$1,179	$1,253	$2,264
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

	Three Months		Six Months
	Ended		Ended
	July 1,	June 1,	July 1,	June 1,
	2007	2008	2007	2008
Numerator:
Net income	$86,102	$20,563	$67,317	$8,889

Allocation of net income:
Basic:
Accretion of redeemable preferred stock	$1,835	$—	$3,669	$—
Dividend allocated to preferred stockholders	53,803	—	47,736	—

Undistributed net income allocated to preferred stockholders	8,554	—	—	—

Net income applicable to preferred stockholders	64,192	—	51,405	—

Net income applicable to common stockholders	21,910	20,563	15,912	8,889

Net income	$86,102	$20,563	$67,317	$8,889

Diluted:
Accretion of redeemable preferred stock	$1,835	$—	$3,669	$—
Dividend allocated to preferred stockholders	$47,260	$—	$42,008	$—
Undistributed net income allocated to preferred stockholders	7,514	—	—	—

Net income applicable to preferred stockholders	56,609	—	45,677	—

Net income applicable to common stockholders	29,493	20,563	21,640	8,889

Net income	$86,102	$20,563	$67,317	$8,889

Denominator:
Basic weighted average shares	14,017	64,601	13,938	64,248

Dilutive effect of common stock equivalents	7,509	6,162	6,855	6,150

Diluted weighted average shares	21,526	70,763	20,793	70,398
Calculation of net income per share:
Basic:
Net income applicable to common stockholders	$21,910	$20,563	$15,912	$8,889
Weighted average shares of common stock outstanding	14,017	64,601	13,938	64,248
Net income per share	$1.56	$0.32	$1.14	$0.14

Diluted:
Net income applicable to common stockholders	$29,493	$20,563	$21,640	$8,889
Weighted average shares of common stock outstanding	21,526	70,763	20,793	70,398
Net income per share	$1.37	$0.29	$1.04	$0.13

     Diluted weighted average shares outstanding do not include options outstanding to purchase 1,482,249 and 3,883,005 shares of common stock for the three months ended July 1, 2007 and June 29, 2008, respectively, as their effect would have been anti-dilutive. Diluted weighted average shares outstanding do not include options outstanding to purchase 936,012 and 3,697,708 shares of common stock for the six months ended July 1, 2007 and June 29, 2008, respectively, as their effect would have been anti-dilutive.
11. Lease Commitments
     The Company conducts its operations in leased facilities, and rent expense charged to operations for the three months ended July 1, 2007 and June 29, 2008 was $324 and $364, respectively. Rent expense charged to operations for the six months ended July 1, 2007 and June 29, 2008 was $514 and $707, respectively.
     In October 2004, the Company entered into a seven-year lease agreement for its headquarters facility. The Company is obligated to pay monthly rent through 2012. The Company has the option to renew this lease for an additional 5 year term at a fair value rate to be determined at such time the Company exercises its renewal right. As part of this agreement, the Company obtained a standby letter of credit for the landlord totaling $142. The letter of credit is fully collateralized by a certificate of deposit maintained at the major financial institution that issued the letter of credit and is classified as a restricted investment in the accompanying condensed consolidated balance sheets.

     In August 2005, the Company leased additional space adjacent to its headquarters, and increased the letter of credit and certificate of deposit by $51.
     Future minimum commitments as of June 29, 2008, under all of the Company’s operating leases, are as follows:

Fiscal year:
Remainder of 2008	$806
2009	1,510
2010	1,545
2011	1,552
2012	439
Thereafter	9

$5,861

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
     The Company made a commitment for a specified future software upgrade in April 2005, which the Company refers to as its April 2005 specified upgrade. The Company delivered the April 2005 specified upgrade in April 2007. The Company committed to a subsequent specified upgrade in September 2006, which the Company refers to as its September 2006 specified upgrade. The Company delivered the September 2006 specified upgrade in November 2007. The Company committed to an additional subsequent specified upgrade in June 2007, which the Company refers as its June 2007 specified upgrade. The Company delivered the June 2007 specified upgrade in June 2008. The Company committed to additional subsequent specified upgrades in December 2007 and July 2008, which the Company refers to as its December 2007 specified upgrade and July 2008 specified upgrade, respectively. The Company expects to deliver the December 2007 specified upgrade in the fourth quarter of 2008.
     Deferred revenue and deferred product cost at June 29, 2008 consist of the following:

	Current	Long-Term	Total
Deferred revenue related to June 2007 specified upgrade	$5,800	$—	$5,800
Deferred revenue related to December 2007 specified upgrade	67,676	—	67,676
Other deferred revenue	2,898	1,022	3,920

Total deferred revenue	$76,374	$1,022	$77,396

Deferred product cost related to June 2007 specified upgrade	$88	$—	$88
Deferred product cost related to December 2007 specified upgrade	856	—	856
Other deferred product cost	410	—	410

Total deferred product cost	$1,354	$—	$1,354

     Deferred revenue and deferred product cost at December 30, 2007 consist of the following:

	Current	Long-Term	Total
Deferred revenue related to April 2005 specified upgrade	$44	$—	$44
Deferred revenue related to September 2006 specified upgrade	6,191	—	6,191
Deferred revenue related to June 2007 specified upgrade	61,316	—	61,316
Deferred revenue related to December 2007 specified upgrade	11,273	—	11,273
Other deferred revenue	1,091	63	1,154

Total deferred revenue	$79,915	$63	$79,978

Deferred product cost related to September 2006 specified upgrade	$73	$—	$73
Deferred product cost related to June 2007 specified upgrade	853	—	853
Deferred product cost related to December 2007 specified upgrade	124	—	124

Total deferred product cost	$1,050	$—	$1,050

13. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	December 30,	June 29,
	2007	2008
Payroll and related accruals	$7,668	$5,493
Accrued rent expense	601	609
Accrued legal fees	173	96
Accrued audit and tax	504	509
Accrued royalties	771	951
Other accruals	1,445	1,489

	$11,162	$9,147

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

     Management used various valuation methods to determine the fair value of the acquired assets of 3Way Networks. To value the developed technology and customer relationship intangible assets, an income approach was used, specifically the relief-from-royalty method and the excess earning method, respectively. For the developed technology intangible asset, expenses and income taxes were deducted from estimated revenues attributable to the developed technologies. For the customer relationship intangible asset, expenses and income taxes were deducted from estimated revenues attributable to the existing customers. The projected net cash flows for each were then tax affected using an effective rate of 40%, and then discounted using a discount rate of 34% for the developed technology intangible asset and 39% for the customer relationship intangible asset, to determine the respective values of the intangible assets. To value the non-compete agreements an income approach was used, specifically the “with or without” model. Management then projected net cash flows for the Company with and without the non-compete agreements in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreements in place was calculated, based on a discount rate of 39%. IPR&D was determined by discounting forecasted cash flows directly related to the products expecting to result from the research and development, net of returns on contributory assets including fixed assets, and the acquired workforce and applying a discount rate of 42%.
     The Company allocated $2,340 to IPR&D expense for projects associated with femtocell based technology, which was expensed at the respective date of acquisition because it had no alternative use and had not yet reached technological feasibility. The value assigned to IPR&D at the acquisition date was determined by discounting forecasted cash flows directly related to the products expecting to result from the research and development, net of returns on contributory assets less cost of goods sold, general and administrative expenses, and selling and marketing expenses. The Company also deducted the cost to complete the IPR&D projects, which was estimated to be $9,600 over the next two years. Based upon the risk associated with this IPR&D relative to developed product technologies and the fact that the femtocell market has not yet developed, the Company applied a discount rate of 42%. The successful completion of these projects was a significant risk at the date of acquisition due to the remaining efforts to achieve technical viability, development of a femtocell market and competitive threats. If these projects are not successfully completed, there is no alternative use for the projects and the expected future income will not be realized.
     The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with this acquisition.

Fair Value
April 30, 2007
Assets Acquired:
Current assets	$462
Fixed assets	504
Deferred tax asset	509
IPR&D	2,340
Intangible assets	4,880
Goodwill	7,998

16,693

Liabilities Assumed:
Current liabilities	689
Deferred tax liability	1,464
Non-current liabilities	704

2,857

Net assets acquired	$13,836

     Results of operations for 3Way Networks have been included in the Company’s results of operations since the acquisition date of April 30, 2007. As part of the acquisition of 3Way Networks, the Company assumed long-term debt of $543, which it repaid in full during fiscal 2007, and capital leases of $161, which it partially repaid in June 2008. As of June 29, 2008, the remaining principal amount owed under capital leases was $9.
Pro Forma Results of Operations
     The following pro forma results of operations for the three and six months ended July 1, 2007 have been prepared as though the acquisitions of 3Way Networks had occurred as of January 1, 2007. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of 3Way Networks occurred at the beginning of the periods presented. nor is the proforma financial information indicative of the results of operations that may occur in the future.

	Three Months Ended	Six Months Ended
	July 1, 2007	July 1, 2007
Pro forma revenues	$156,256	$156,980
Pro forma net income	$85,832	$66,791
Pro forma earnings per share	$1.56	$1.13

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
16. Related Party Transactions
     In 2000, the Company entered into an agreement with Qualcomm Incorporated under which it licenses software for use in the development of infrastructure equipment. The Company also entered into a supply and distribution agreement with Qualcomm relating to the Company’s ipBTS products. The Company paid Qualcomm approximately $924 during the six months ended June 29, 2008 in upfront license payments, royalties and component purchases under its license and supply agreements with Qualcomm. During the six months ended June 29, 2008, Qualcomm paid the Company $406 for prototype purchases. Amounts due to Qualcomm of $372 and $300 were included in accrued expenses and other current liabilities as of December 30, 2007 and June 29, 2008, respectively. As of June 29, 2008, Qualcomm owned approximately 9.0% of the Company’s outstanding common stock.
     Some of the technology that the Company incorporates into its EV-DO products and sells to Nortel Networks is licensed from Qualcomm. Historically, the Company utilized this technology under a license agreement between the Company and Qualcomm and between Nortel Networks and Qualcomm. Some of the royalties for this technology were paid to Qualcomm by Nortel Networks. Qualcomm recently undertook an audit of the royalties that were paid in respect of the EV-DO products that the Company sold between 2003 and 2007. In connection with the audit, Qualcomm indicated that, due to a change in its licensing arrangement with Nortel Networks, the Company may owe additional royalties of up to approximately $8,000 to Qualcomm for products that the Company sold to Nortel beginning in 2007. The Company believes that the Company should not be responsible for any such royalties to Qualcomm because, among other things, the Company had established a course of dealing with Qualcomm in which Nortel Networks paid the royalties for such licensed technology and the Company had not been notified of the modifications to Qualcomm’s licensing arrangement with Nortel Networks. As such, the Company has not provided for any potential liability in regard to this matter.
17. Subsequent Events
     In July 2008, the Board approved a share repurchase program authorizing the Company to purchase up to $20,000 of its common stock over the next 12 months. The share repurchase program terminates on July 29, 2009 or earlier if the Company so elects. The purchases of common stock will be executed periodically on the open market under a Rule 10b5-1 plan as market and business conditions warrant, which permits shares to be repurchased when the Company might otherwise have been precluded from doing so under insider trading laws. The Company plans to enter into the Rule 10b5-1 plan in August 2008. As of August 5, 2008, the Company has not repurchased any shares under this program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenues, billings or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in Part II, Item 1A “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
     We specialize in helping operators transform the mobile experience of users worldwide. Our high-performance technology and products, from our newly introduced comprehensive femtocell solutions to our core mobile network infrastructure, enable operators to deliver broadband services to mobile devices, independent of physical location.
     Most of our current products are based on a wireless communications standard known as EV-DO. In 2002, we began delivering commercial infrastructure products based on the first generation EV-DO standard known as Rev 0. The second generation EV-DO standard is known as Rev A, and supports push-to-talk, voice-over-IP and faster Internet services. We delivered our Rev A software release in April 2007. Prior to 2008, most of our EV-DO sales were driven by operator deployments focused on coverage — with operators extending their broadband services across larger portions of their subscriber geographies. Data traffic and service revenue growth continues to outpace voice growth at many major wireless operators around the world. Our EV-DO sales in 2008 have been driven by capacity growth as operators look to expand their capacity. Over the longer term, we expect our EV-DO sales to continue to be driven by capacity growth as operators acquire more broadband subscribers, and as these users consume more broadband data.
     We have developed a unique business model to serve mobile operators and our OEM customers with embedded software products. This software is deployed in an OEM’s installed base of wireless networks. These networks are designed to deliver high quality wireless services to millions of consumers and are built and continuously upgraded over long periods of time, often 10 to 15 years. A key element of our strategy is to deliver significant increases in performance and functionality to both our OEM customers and to operators through software upgrades to these networks. In 2007, we delivered two major EV-DO software releases that provide for deployment of high-performance multi-media applications by enabling faster downlink and uplink speeds, support for push-to-talk services, and add new proprietary “clustering” features that are designed to dramatically improve network scalability. In June 2008 we delivered our latest EV-DO software release which enables mobile operators to more efficiently increase capacity and accelerate the roll-out of next-generation multimedia services.
     We are also investing significantly in fixed mobile convergence, or FMC, products that transform the experience of using mobile devices indoors, providing benefits such as better coverage, better quality and performance of broadband applications, and lower costs for both users and operators. Our FMC products enable operators to take advantage of wireline broadband connections such as cable, DSL, or fiber that already exist in most offices and homes to connect mobile devices to an operator’s services. There are two ways to accomplish this. The first is to use WiFi and the second is to place a personal base station, or what the industry refers to as a femtocell access point, in the home or office. To address both of these market opportunities, we are developing our universal access gateway, or UAG, product to manage security and hand-offs when connecting a WiFi phone or a femtocell product to an operators’ network. Currently, there is significant operator interest in our FMC products, especially in femtocells, as they work with existing handsets. Our FMC products will include versions to support CDMA, UMTS and WiMAX networks. Our FMC products are an important component of our growth and diversification strategy. We also utilize our mobile broadband technology and products in specialized market segments that need their own mobile networks.
     We were founded in March 2000 and sold our first product in the second quarter of fiscal 2002. Our growth has been driven primarily by sales through our OEM customers to wireless operators already using our EV-DO products as they increase the capacity and geographic coverage of their networks, and by an increase in the number of wireless operators that decide to deploy our EV-DO products on their networks. We have sold nearly 50,000 channel card licenses for use by over 70 operators worldwide.
     In April 2007, we acquired 3Way Networks Limited, a United Kingdom-based provider of femtocell products and solutions for UMTS networks, for an aggregate purchase price of approximately $11.0 million in cash and 441,845 shares of common stock. The acquisition furthered our strategy to address the UMTS market and to deliver FMC and in-building mobile broadband solutions.
     In July 2007, we completed our IPO, in which we sold and issued 8.3 million shares of our common stock at an issue price of $7.00 per share. We raised a total of $58.1 million in gross proceeds from our IPO, or $50.8 million in net proceeds after deducting underwriting discounts and commissions of $4.1 million and other offering costs of approximately $3.2 million.
     In September 2007, we entered into an agreement with Nortel Networks amending certain provisions of the Development and Purchase and Sale Agreement for CDMA High Data Rate (1xEV-DO) Products, dated as of October 1, 2001 between us and Nortel Networks, in which we agreed to pricing for our products and services, including pricing for software products and upgrades that were under development at the time and were subsequently delivered during the first half of 2008.
     In September 2007, we entered into an agreement with Nokia Siemens Networks to certify interoperability of our UMTS femtocell product with Nokia Siemens Network’s femto gateway product. We and Nokia Siemens Networks plan to provide a joint solution to operators, and cooperate in joint marketing, sales and support programs. The agreement is non-exclusive and sets forth the terms under which we may use their proprietary interface specifications of their products.
     In January 2008, we entered into a global sourcing agreement with Thomson to supply our UMTS femtocell technology. Pursuant to the agreement, Thomson may use our femtocell products in conjunction with its own residential gateway offerings. The agreement is non-exclusive and sets forth the terms and conditions under which Thompson may purchase our femtocell products. The term of the agreement extends through January 2011, with automatic annual renewals. Either party may terminate the agreement with 90 days notice.
     In March 2008, we entered into a global OEM agreement with Motorola to provide them with our CDMA femtocell solution products. The agreement is non-exclusive and sets forth the terms and conditions under which Motorola may purchase our femtocell and UAG products. The initial term of the agreement extends through May 2010, with automatic annual renewals. Following the initial term, Motorola may terminate the agreement with 180 days notice.
     In June 2008, we entered into an agreement with Alcatel-Lucent to develop an integrated IP Multimedia Subsystem (IMS) femtocell solution for CDMA network operators that combines Airvana’s femtocell access point and femtocell network gateway with Alcatel-Lucent’s IMS core network infrastructure.
     In July 2008, we entered into an agreement with Hitachi to develop a joint CDMA femtocell solution that integrates Airvana’s femtocell solution with Hitachi’s core radio access network infrastructure for the Japanese market.
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
     Our OEM customers typically are also potential competitors of ours in the markets that they serve. We face the competitive risk that our OEM customers might seek to develop internally alternative solutions or to purchase alternative products from our competitors. Our future success depends on our ability to continue to develop products that offer advantages over alternative solutions that our OEM customers might develop or purchase from others.
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
     The following diagram presents a hypothetical example of how software product releases and commitments to specified upgrades affect the relationship between billings, product revenue and deferred product revenue under a business model similar to ours. The diagram is not intended to reflect the actual timing of any of our software releases or the actual level of our product and service billings, revenue or deferred revenue in any period.

	Software release A is delivered and related product and service billings are recognized as revenue because there are no outstanding commitments for upgrades.

‚	Software upgrade B is committed in Period 1 and, therefore, product and service billings for shipments of software release A after that point cannot be recognized as revenue before software upgrade B is delivered.

ƒ	Before software upgrade B is delivered, software upgrade C is committed in Period 2 and, therefore, product and service billings for shipments of software release A after that point cannot be recognized before software upgrade C is delivered.

„	When software upgrade B is delivered in Period 3, all deferred revenue, which consists of deferred revenue from billings of software release A, from the time of the commitment of software upgrade B until the time of the commitment of software upgrade C is recognized, subject to having vendor-specific objective evidence (“VSOE”) of fair value for maintenance and support services.

…	When software upgrade C is delivered in Period 4, all remaining deferred revenue from the time of the commitment of software upgrade C, which consists of deferred revenue from billings of software release A and software upgrade B, is recognized because no commitments are outstanding, subject to having VSOE of fair value for maintenance and support services.
As illustrated in this example, we begin to recognize our revenue in periods during which we deliver specified upgrades. When we have such revenue recognition events, we begin to recognize revenue from sales invoiced during multiple prior periods. As a result, we believe that our revenue, taken in isolation, provides limited insight into the performance of our business. We evaluate our performance by also assessing: product and service billings, which reflects our sales activity in a period; cost related to product and service billings, which reflects the cost associated with our product and service billings; deferred revenue at the end of the period, which reflects the cumulative billings that we were unable to recognize under our revenue recognition policy; deferred product cost at the end of a period, which reflects the cumulative costs that we were unable to recognize under our revenue recognition policy associated with our deferred product revenue; and cash flow from operating activities. We expect this pattern of commitments and delivery of future specified upgrades and the resulting impact on the timing of revenue recognition to continue with respect to our OEM business. As we introduce new products, the variability of the total revenue recognized in any fiscal period may moderate, provided that we are able to establish VSOE of fair value for these new products or upgrades to these new products, and as sales of these new products represent a larger percentage of our overall business.
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
     Under our revenue recognition policy, as described above, we begin to recognize revenue from sales to an OEM customer only after we deliver a specified upgrade that we have previously committed. When we commit to an additional upgrade before we have delivered a previously committed upgrade, we defer all revenue from product sales after the date of such commitment until we deliver the additional upgrade.
     Our product revenue in fiscal 2006 consisted primarily of software license fees and hardware shipments to our primary OEM customer from fiscal 2002 through the first quarter of fiscal 2005, which is when we made an additional commitment for a specified future software upgrade. We refer to that software upgrade as our April 2005 specified upgrade. In April 2007, we delivered our April 2005 specified upgrade. As a result, we recognized product revenue of $141.5 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from April 2005 through September 2006, which is when we made another commitment for a specified future software upgrade. We refer to that software upgrade as our September 2006 specified upgrade. In the fourth quarter of fiscal 2007, we delivered our September 2006 specified upgrade. As a result, we recognized product revenue of $137.4 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from September 2006 through June 2007, which is when we made another commitment for a specified future software upgrade, which we refer to as the June 2007 specified upgrade. In June 2008, we delivered our June 2007 specified upgrade. As a result, we recognized product revenue of $53.5 million that consisted primarily of billings from software license fees to our primary OEM customer from June 2007 through December 2007, which is when we made another commitment for a specified future software upgrade, which we refer to as the December 2007 specified upgrade. As of June 29, 2008, there was one specified software upgrade that we had not yet delivered, the December 2007 specified upgrade that we expect to deliver in the fourth quarter of 2008. Subsequent to the end of the second quarter of fiscal 2008, in July 2008, the Company made an additional commitment for a specified future software upgrade, which we refer to as the July 2008 specified upgrade.
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
     When VSOE of fair value or maintenance and support services does not exist, all revenue is deferred and recognized ratably over the warranty period. If there are outstanding specified upgrades at the time of shipment, revenue is deferred until such time as all such upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, we will recognize a proportionate amount of revenue related to the amount of the warranty period that has lapsed at the date of delivery, and the unearned revenue will be recognized over the remainder of the applicable warranty period. In connection with an amendment to the our OEM arrangement with Nortel Networks dated September 28, 2007, we can no longer assert VSOE of fair value for maintenance and support services to Nortel Networks. Although unable to establish VSOE of fair value of maintenance and support services under SOP No. 97-2 for revenue recognition purposes, we present product and service revenue separately on our consolidated statements of operations by applying the maintenance and support services renewal rates in effect at the time of sale.
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
     Our product and service billings were $26.3 million and $64.1 million in the three and six month periods ended June 29, 2008, respectively. Product and service billings to Nortel Networks were 92% of billings and 96% of billings in the three and six month periods ended June 29, 2008.

     The following table reconciles revenue to product and service billings:

	Three Months Ended		Six Months Ended
	July 1, 2007	June 29, 2008	July 1, 2007	June 29, 2008
Revenue	$156,256	$59,019	$156,525	$66,657
Less: deferred revenue acquired	(171)	—	(171)	—
Deferred revenue, at end of period	165,088	77,396	165,088	77,396
Less: deferred revenue, at beginning of period	(284,624)	(110,136)	(243,418)	(79,978)

Product and service billings	$36,549	$26,279	$78,024	$64,075

Deferred Revenue
     Product and service billings for invoiced shipments and software license fees, and related maintenance services for which revenue is not recognized in the current period are recorded as deferred revenue. Deferred revenue increases each fiscal period by the amount of product and service billings that are deferred in the period and decreases by the amount of revenue recognized in the period. We classify deferred revenue that we expect to recognize during the next twelve months as current deferred revenue on our balance sheet and the remainder as long-term deferred revenue. As of June 29, 2008, $76.4 million of deferred revenue is included in current liabilities and $1.0 million of deferred revenue is included in long-term liabilities.
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
     Qualcomm has recently indicated to us that we may owe them royalties of up to approximately $8 million for EV-DO products that we sold to Nortel Networks beginning in 2007. See Note 16 to the financial statements contained in Part 1, Item 1 above, “Related Party Transactions.” Although we believe we should not have to pay these royalties, if we are required to pay these royalties on past or future sales, our cost of product revenue will increase.
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
Deferred Product Cost
     Cost related to product billings for invoiced shipments and software-only license fees for which revenue is not recognized in the current period is recorded as deferred product cost. Deferred product cost increases each fiscal period by the amount of product cost associated with product billings that are deferred in the period and decreases by the amount of product cost associated with revenue recognized in the period. We classify deferred product cost that we expect to recognize during the next twelve months as current deferred product cost on our balance sheet and the remainder as long term deferred product cost. All $1.4 million of deferred product cost at June 29, 2008 is included in current assets.
Gross Profit
     Our gross profit represents revenue recognized during the period less related cost and is primarily attributable to OEM product shipments and software license fees. Our gross profit varies from period to period according to the mix of revenue from hardware products, software products and services.
Gross Profit on Billings
     Our gross profit on billings, a non-GAAP measure, represents product and service billings during the period less cost related to product and service billings and is primarily attributable to OEM product shipments and software license fees. Our gross profit on billings varies from period to period according to our mix of billings from hardware products, software products and services.
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
     We expect general and administrative expense to increase in amount and as a percentage of product and service billings during the remainder of 2008 as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly-traded company, including additional audit and legal fees, costs of compliance with the Sarbanes-Oxley Act of 2002, disclosure obligations and other regulations, investor relations expense and insurance premiums.
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
     Based on current stock option grants, we expect to recognize a future expense for non-vested options of $17.2 million over a weighted-average period of 3.0 years as of June 29, 2008. We expect stock-based compensation expense will increase for the foreseeable future as we expect to continue to grant stock-based incentives to our employees.
Operating Income on Billings
     Operating income on billings, which is a non-GAAP measure, varies from period to period according to the amount of gross profit on billings less operating expenses for the period.
Interest Income, Net
     Interest income, net, primarily relates to interest earned on our cash, cash equivalents and investments. In the second quarter of fiscal 2008, interest income was partially offset by interest expense from our outstanding debt.
Income Taxes
     We recorded tax expense of approximately 38% in the second quarter of 2008. We expect our tax rate to be volatile from quarter to quarter, depending on the timing of revenue recognition and the mix of profits and losses in the U.S. and foreign tax jurisdictions. Our current forecasted tax rate for the full year is approximately 46% to 48%, which excludes any benefit from any research and development (“R&D”) tax credit, as the R&D tax credit has not yet been renewed for 2008 by Congress. If the R&D tax credit is renewed in 2008 on a retroactive basis to the beginning of the year, we would expect our full year tax rate to be between 38% and 40% for fiscal year 2008.
Cash Flow from Operating Activities
     Customer collections and, consequently, cash flow from operating activities, are driven by sales transactions and related product and service billings, rather than recognized revenues. We believe cash flow from operating activities is a useful measure of the performance of our business because, in contrast to income statement profitability metrics that rely principally on revenue, cash flow from operating activities captures the contribution of changes in deferred revenue and deferred charges. We present cash flow from operating activities because it is a metric that management uses to track business performance and, as such, is a key factor in our incentive compensation program. In addition, management believes this metric is frequently used by securities analysts, investors and other interested parties in the evaluation of software companies with significant deferred revenue balances.
Cash and Investments
     We had unrestricted cash and cash equivalents and investments totaling $222.0 million as of December 30, 2007 and $227.5 million as of June 29, 2008. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1), and high grade corporate notes (A1/A+). We also hold investments in AAA rated credit card asset backed securities, which have expected maturities of less than two years, actively traded and highly liquid. However, we do not invest in any other types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
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
     When VSOE of fair value or maintenance and support services does not exist, all revenue is deferred and recognized ratably over the warranty period. If there are outstanding specified upgrades at the time of shipment, revenue is deferred until such time as all such upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, we will recognize a proportionate amount of revenue related to the amount of the warranty period that has lapsed at the date of delivery, and the unearned revenue will be recognized over the remainder of the applicable warranty period. In connection with an amendment to the our OEM arrangement with Nortel Networks dated September 28, 2007, we can no longer assert VSOE of fair value for maintenance and support services to Nortel Networks. Although unable to establish VSOE of fair value of maintenance and support services under SOP No. 97-2 for revenue recognition purposes, we present product and service revenue separately on our consolidated statements of operations by applying the maintenance and support services renewal rates in effect at the time of sale.

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
     As there was no public market for our common stock prior to July 19, 2007, the date of our IPO, we determined the volatility percentage used in calculating the fair value of stock options we granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The weighted-average expected volatility percentage used in determining the fair value of stock options granted in the six months ended July 1, 2007 was 78% and for the six months ended June 29, 2008 was 57%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments and SFAS 123(R). The expected life of options granted during the six months ended July 1, 2007 was 6.5 years and for the six months ended June 29, 2008 was 6.25 years. The weighted-average risk free interest rate used for the six months ended July 1, 2007, was 4.65% and for the six months ended March 30, 2008 was 3.20%. The risk-free interest rate is based on a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although we paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as we do not currently anticipate paying cash dividends on our shares of common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied estimated forfeiture rates of 3.0% for the six months ended June 29, 2007 and 4.0% for the six months ended July 1, 2008 in determining the expense recorded in our consolidated statement of operations. These rates were derived by review of our historical forfeitures since 2000.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, which is an interpretation of SFAS No. 109. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 but earlier application is encouraged. Differences between the amounts recognized in the statement of financial position prior to adoption of FIN No. 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We adopted the provisions of FIN No. 48 effective January 1, 2007. We did not recognize any liability for unrecognized tax benefits as a result of adopting FIN No. 48 as of January 1, 2007 and for the six months ended July 1, 2007. We recognized $37 thousand in unrecognized tax benefits during the six months ended June 29, 2008 and had a balance of $4.7 million at June 29, 2008. We recognized $94 thousand of interest related to unrecognized tax benefits in the six months ended June 29, 2008.
Results of Operations
Comparison of Three Months Ended July 1, 2007 and June 29, 2008
Revenue and Product and Service Billings

	Three Months Ended		Period-to-Period
	July 1, 2007	June 29, 2008	Change
	(dollars in thousands)
Revenue	$156,256	$59,019	$(97,237)
Less: deferred revenue acquired	(171)	—
Deferred revenue, end of period	165,088	77,396
Less: deferred revenue, beginning of period	(284,624)	(110,136)

Product and service billings	$36,549	$26,279	$(10,270)

     Our revenue for the second quarter of fiscal 2008 was derived principally from the ratable recognition of $55.5 million of software license and maintenance revenues deferred from June 2007 through December 2007 based on the delivery of our June 2007 specified upgrade to Nortel Networks in the second quarter of 2008. As we are no longer able to assert VSOE of fair value on our maintenance services provided to Nortel, we recognize Nortel-related software license and maintenance revenues ratably over the warranty period beginning upon delivery of the specified upgrade outstanding at time of shipment. Our revenue for the second quarter of fiscal 2008 also consists of maintenance and support renewal services performed during the quarter as well as other product and service revenue. The revenue recognized in the second quarter of fiscal 2007 principally consisted of product shipments and sales of software licenses, maintenance and support that was billed and deferred from April 2005 through August 2006. We recognized this revenue as a result of the delivery of a specified upgrade in April 2007.
     The decline in our product and service billings for the second quarter of fiscal 2008, as compared to the second quarter of fiscal 2007 was due primarily to higher billings in 2007 related to initial operator rollouts of Rev A upgradeable channel cards. We expect billings to increase sequentially and year-over-year in both the third and fourth quarters of 2008 as operators deploy additional capacity in their networks.
Cost of Revenue and Cost Related to Product and Service Billings

	Three Months Ended		Period-to-Period
	July 1, 2007	June 29, 2008	Change
	(dollars in thousands)
Cost of revenue	$35,770	$3,327	$(32,443)
Deferred product cost, end of period	701	1,354
Less: deferred product cost, beginning of period	(34,373)	(1,651)

Cost related to product billings	$2,098	$3,030	$932

     The decrease in cost of revenue was primarily due to the transition of manufacturing for Rev A channel cards to Nortel Networks in fiscal 2006 as cost of revenue in 2007 included hardware costs for channel cards shipped during 2006.
     The increase in cost related to product and service billings was due primarily to deferred costs associated with initial sales of prototype units of our FMC products.
Gross Profit and Gross Profit on Billings

	Three Months Ended		Period-to-Period
	July 1, 2007	June 29, 2008	Change
	(In thousands)
Gross profit	$120,486	$55,692	$(64,794)
Less: deferred revenue acquired	(171)	—
Deferred revenue, at end of period	165,088	77,396
Less: Deferred revenue, at beginning of period	(284,624)	(110,136)
Deferred product cost, at beginning of period	34,373	1,651
Less: Deferred product cost, at end of period	(701)	(1,354)

Gross profit on Billings	$34,451	$23,249	$(11,202)

     The decrease in gross profit was due primarily to a decrease in revenue of $97.2 million from $156.3 million in the first quarter of fiscal 2007 to $59.1 million in the second quarter of fiscal 2008, offset by a decrease in cost of revenue of $32.4 million from $35.8 million in the second quarter of fiscal 2007 to $3.3 million in the second quarter of fiscal 2008. We expect gross profit on our revenue to continue to fluctuate significantly in the future based on the time period between commitments for future software upgrades and the volume of sales in those time intervals, and the mix of business between hardware products, software products and services.
     Gross profit on Billings decreased primarily due to a decrease in product and service billings of $10.3 million from $36.5 million in the second quarter of fiscal 2007 to $26.3 million in the second quarter of fiscal 2008 as well as an increase in cost related to product billings of $0.9 million from $2.1 million in the second quarter of fiscal 2007 to $3.0 million in the second quarter of fiscal 2008.
Operating Expenses

			Period-to-Period
	Three Months Ended		Change
	July 1, 2007	June 29, 2008	Amount	Percentage
	(dollars in thousands)
Research and development	$18,598	$18,091	$(507)	(2.7%)
Sales and marketing	3,182	3,825	643	20.2%
General and administrative	1,721	2,321	600	34.9%
In-process research and development	2,340	—	(2,340)

Total operating expenses	$25,841	$24,237	$(1,604)	(6.2%)

     Research and Development. The decrease in research and development expense was due primarily to a decrease in outside services expense resulting from non-recurring costs incurred in the second quarter of fiscal 2007 associated with our research and development activities partially offset by an increase in salary and benefit expense associated with annual pay rate increases. Outside services expense decreased by $1.0 million to $0.3 million in the second quarter of fiscal 2008 from $1.3 million in the second quarter of fiscal 2007. Salary and benefit expense increased by $0.4 million to $13.1 million in the second quarter of fiscal 2008 from $12.7 million in the second quarter of fiscal 2007.
     Sales and Marketing. The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense associated with an increase in the number of sales, marketing and customer service employees to expand our international presence and support our new FMC product lines, which we plan to sell to a larger base of OEMs and operators than our EV-DO products. Salary and benefit expense associated with the increase in headcount increased by $0.5 million to $3.0 million in the second quarter of fiscal 2008 from $2.5 million in the second quarter of fiscal 2007.
     General and Administrative. The increase in general and administrative expense was due to an increase in the number of general and administrative employees to support our growth as well as an increase in corporate insurance, outside services expense and other costs associated with being a public company. Salary and benefit expense associated with the increase in headcount increased by $0.1 million to $1.1 million in the second quarter of fiscal 2008 from $1.0 million in the second quarter of fiscal 2007. Corporate insurance increased $0.2 million to $0.3 million in the second quarter of fiscal 2008 from $0.1 million in the second quarter of fiscal 2007. Outside services expense increased $0.2 million to $0.3 million in the second quarter of fiscal 2008 from $0.1 million in the second quarter of fiscal 2007.
Operating Profit and Operating Profit (Loss) on Billings

	Three Months Ended		Period-to-Period
	July 1, 2007	June 29, 2008	Change
	(In thousands)
Operating profit	$94,645	$31,455	$(63,190)
Less: deferred revenue acquired	(171)	—
Deferred revenue, at end of period	165,088	77,396
Less: Deferred revenue, at beginning of period	(284,624)	(110,136)
Deferred product cost, at beginning of period	34,373	1,651
Less: Deferred product cost, at end of period	(701)	(1,354)

Operating profit (loss) on billings	$8,610	$(988)	$(9,598)

     The decrease in operating profit was due primarily to the decrease in our gross profit, described above, partially offset by the decrease in our operating expenses, described above.
     The decrease in operating profit on Billings was due to the decrease in our Gross Profit on Billings, described above, partially offset by the decrease in our operating expenses, described above.
     Interest Income, Net. Interest income, net, consists of interest generated from the investment of our cash balances. The decrease in interest income from $1.9 million in the second quarter of fiscal 2007 to $1.8 million in the second quarter of fiscal 2008 was due primarily to lower interest rates and returns on investments partially offset by higher average cash balances.
     Income Taxes. We recognized a tax expense of $12.7 million in the second quarter of fiscal 2008 primarily related to profits in the United States taxed at the federal and state statutory tax rate and the effect of losses from foreign operations for which no tax benefit can currently be recognized.
Comparison of Six Months Ended July 1, 2007 and June 29, 2008
Revenue and Product and Service Billings

	Six Months Ended		Period-to-Period
	July 1, 2007	June 29, 2008	Change
	(dollars in thousands)
Revenue	$156,525	$66,657	$(89,868)
Less: deferred revenue acquired	(171)	—
Deferred revenue, end of period	165,088	77,396
Less: deferred revenue, beginning of period	(243,418)	(79,978)

Product and service billings	$78,024	$64,075	$(13,949)

     Our revenue for the first half of fiscal 2008 was derived principally from the ratable recognition of $55.5 million of software license and maintenance revenues related to the delivery of our June 2007 specified upgrade to Nortel Networks in the second quarter of 2008. As we are no longer able to assert VSOE of fair value on our maintenance services provided to Nortel, we recognize Nortel-related software license and maintenance revenues ratably over the warranty period beginning upon delivery of the specified upgrade outstanding at time of shipment. Our revenue for the first half of fiscal 2008 also consists of the ratable recognition of $6.2 million of software license and maintenance revenues related to the delivery of our September 2006 specified upgrade to Nortel Networks in the fourth quarter of 2007 over the warranty period. Our revenue for the first half of fiscal 2008 also consists of maintenance and support renewal services performed during the first half of fiscal 2008 as well as other product and service revenue. The revenue recognized in the first half of fiscal 2007 principally consisted of product shipments and sales of software licenses, maintenance and support that was billed and deferred from April 2005 through August 2006. We recognized this revenue as a result of the delivery of a specified upgrade in April 2007.
     The decline in our product and service billings for the first half of fiscal 2008, as compared to the first half of fiscal 2007 was due primarily to higher billings in 2007 related to initial operator rollouts of Rev A upgradeable channel cards. We expect billings to increase sequentially and year-over-year in both the third and fourth quarters of 2008 as operators deploy additional capacity in their networks.
Cost of Revenue and Cost Related to Product and Service Billings

	Six Months Ended		Period-to-Period
	July 1, 2007	June 29, 2008	Change
	(dollars in thousands)
Cost of revenue	$37,453	$5,240	$(32,213)
Deferred product cost, end of period	701	1,354
Less: deferred product cost, beginning of period	(34,214)	(1,050)

Cost related to product billings	$3,940	$5,544	$1,604

     The decrease in cost revenue was primarily due to the transition of manufacturing for Rev A channel cards to Nortel Networks in fiscal 2006 as cost of revenue in 2007 included hardware costs for channel cards shipped during 2006.
     The increase in cost related to product and service billings was due primarily to deferred costs associated with initial sales of prototype units of our FMC products.
Gross Profit and Gross Profit on Billings

	Six Months Ended		Period-to-Period
	July 1, 2007	June 29, 2008	Change
	(In thousands)
Gross profit	$119,072	$61,417	$(57,655)
Less: deferred revenue acquired	(171)	—
Deferred revenue, at end of period	165,088	77,396
Less: Deferred revenue, at beginning of period	(243,418)	(79,978)
Deferred product cost, at beginning of period	34,214	1,050
Less: Deferred product cost, at end of period	(701)	(1,354)

Gross profit on Billings	$74,084	$58,531	$(15,553)

     The decrease in gross profit was due primarily to a decrease in revenue of $89.9 million to $66.7 million in the first half of fiscal 2008 from $156.5 million in the first half of fiscal 2007, offset by a decrease in cost of revenue of $32.2 million to $5.2 million in the first half of fiscal 2008 from $37.4 million in the first half of fiscal 2007. We expect gross profit on our revenue to continue to fluctuate significantly in the future based on the time period between commitments for future software upgrades and the volume of sales in those time intervals, and the mix of business between hardware products, software products and services.
     Gross profit on Billings decreased primarily due to a decrease in product and service billings of $13.9 million to $64.1 million in the second quarter of fiscal 2008 from $78.0 million in the second quarter of fiscal 2007 as well as an increase in cost related to product billings of $1.6 million to $5.5 million in the second quarter of fiscal 2008 from $3.9 million in the second quarter of fiscal 2007.
Operating Expenses

			Period-to-Period
	Six Months Ended		Change
	July 1, 2007	June 29, 2008	Amount	Percentage
	(dollars in thousands)
Research and development	$34,581	$37,350	$2,769	8.0%
Sales and marketing	5,762	7,403	1,641	28.5%
General and administrative	3,237	4,394	1,157	35.7%
In-process research and development	2,340	—	(2,340)

Total operating expenses	$45,920	$49,147	$3,227	7.0%

     Research and Development. The increase in research and development expense was due primarily to an increase in the average number of research and development employees in our Chelmsford, Massachusetts, Bangalore, India and Cambridge, United Kingdom facilities to support the development of our new FMC product lines and to expand our EV-DO business as well as annual pay rate increases. Salary and benefit expense associated with the increase in average headcount and annual pay rate increases increased by $2.6 million to $26.7 million in the first half of fiscal 2008 from $24.1 million in the first half of fiscal 2007.
     Sales and Marketing. The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense associated with an increase in the number of sales, marketing and customer service employees to expand our international presence and support our new FMC product lines, which we expect to sell to a larger base of OEMs and operators than our EV-DO products. Salary and benefit expense associated with the increase in headcount increased by $1.1 million to $5.9 million in the first half of fiscal 2008 from $4.8 million in the first half of fiscal 2007.
     General and Administrative. The increase in general and administrative expense was due to an increase in the number of general and administrative employees to support our growth as well as an increase in corporate insurance and other costs associated with being a public company. Salary and benefit expense associated with the increase in headcount increased by $0.3 million to $2.1 million in the first half of fiscal 2008 from $1.8 million in the first half of fiscal 2007. Corporate insurance increased $0.4 million to $0.5 million in the first half of fiscal 2008 from $0.1 million in the first half of fiscal 2007.
Operating Profit and Operating Profit on Billings

	Six Months Ended		Period-to-Period
	July 1, 2007	June 29, 2008	Change
	(In thousands)
Operating profit	$73,152	$12,270	$(60,882)
Less: deferred revenue acquired	(171)	—
Deferred revenue, at end of period	165,088	77,396
Less: Deferred revenue, at beginning of period	(243,418)	(79,978)
Deferred product cost, at beginning of period	34,214	1,050
Less: Deferred product cost, at end of period	(701)	(1,354)

Operating profit on billings	$28,164	$9,384	$(18,780)

     The decrease in operating profit was due primarily to the decrease in our gross profit, described above, coupled with the increase in our operating expenses, described above.

     The decrease in operating profit on Billings was due to the decrease in our Gross Profit on Billings, described above, coupled with the increase in our operating expenses, described above.
     Interest Income, Net. Interest income, net, consists of interest generated from the investment of our cash balances. The decrease in interest income of $0.2 million from $4.6 million in the first half of fiscal 2007 to $4.4 million in the first half of fiscal 2008 was due primarily to lower interest rates and returns on investments partially offset by higher average cash balances.
     Income Taxes. We recognized a tax expense of $7.8 million in the first half of fiscal 2008 primarily related to profits in the United States taxed at the federal and state statutory tax rate and the effect of losses from foreign operations for which no tax benefit can be recognized.
Liquidity and Capital Resources
     As of June 29, 2008, our principal sources of liquidity were cash, cash equivalents and investments of $227.5 million. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high grade (A1+/P1) commercial paper and high grade (A1/A+) corporate notes. We also hold investments in AAA rated credit card asset backed securities, which have expected maturities of less than two years, actively traded and highly liquid. However, we do not invest in any other types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
     In July 2008, our board of directors approved a share repurchase program authorizing us to purchase up to $20 million of our common stock over the next 12 months. The share repurchase program terminates on July 29, 2009 or earlier if the Company so elects. The purchases of common stock will be executed periodically on the open market under a Rule 10b5-1 plan as market and business conditions warrant. The Company plans to enter into the Rule 10b5-1 plan in August 2008. As of August 5, 2008, the Company has not repurchased any shares under this program.
     As of June 29, 2008, we did not have any lines of credit or other similar source of liquidity, other than capital leases of approximately $9,000.

	(in thousands)
	As of	As of
	December 30,	June 29,
	2007	2008
Cash and cash equivalents	$43,547	$35,312
Investments, short-term	178,416	189,111
Investments, long-term	—	3,068
Accounts receivable, net	14,171	7,941
Working capital	131,886	144,676

	(in thousands)
	Six Months	Six Months
	Ended	Ended
	July 1,	June 29,
	2007	2008
Cash flow from operating activities	$63,882	$1,239
Cash flow from investing activities	(53,469)	(12,367)
Cash flow from financing activities	(74,063)	2,821
     During the first half of fiscal 2007 and fiscal 2008, we funded our operations primarily with cash flow from operating activities. Cash flow from operating activities is generally derived from net income, fluctuations of current assets and liabilities and to a lesser extent non-cash expenses.

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
     In the first half of fiscal 2008, our net income of $8.9 million exceeded our $1.2 million in cash flow from operating activities by $7.7 million primarily as a result of accrued income tax payments of $15.6 million and an increase in our deferred tax benefit of $7.8 million. Our ability to generate cash flow from operations depends in large part on the volume of our product and service billings, our ability to collect accounts receivable, timing of tax payments, and the growth of our operating expenses.
     Cash flow from investing activities resulted primarily from the timing of purchases, maturities and sales of investments and purchases of property and equipment.
     Cash used in financing activities in the first half of fiscal 2007 consisted primarily of a dividend payment of $72.7 million in cash to holders of common stock and redeemable convertible preferred stock and costs associated with our IPO, which were partially offset by proceeds from exercise of stock options. Cash flow from financing activities in the first half of fiscal 2008 consisted primarily of proceeds from the exercise of stock options as well as the tax benefit associated with the exercise of stock options during the year.
     We believe our existing cash, cash equivalents and investments, together with our cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least one operating cycle (12 months). Our future working capital requirements will depend on many factors, including the rate of our product and service billings growth, the introduction and market acceptance of new products, the expansion of our sales and marketing and research and development activities, and the timing of our revenue recognition and related income tax payments. To the extent that our cash, cash equivalents and investments and cash from operating activities are insufficient to fund our future activities, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.
     In October 2004, the Company entered into a seven-year lease agreement for its headquarters facility. The Company is obligated to pay monthly rent through 2012.
     Future minimum commitments as of June 29, 2008, under all of the Company’s operating leases, are as follows:

Fiscal year:
Remainder of 2008	$806
2009	1,510
2010	1,545
2011	1,552
2012	439
Thereafter	9

$5,861

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
     Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and Indian rupee, the currencies in which our operating obligations in Cambridge, United Kingdom and Bangalore, India, respectively, are paid. To date, we have not entered into any hedging contracts, although we may do so in the future. Fluctuations in currency exchange rates could affect our business in the future.
Interest Rate Sensitivity
     We had unrestricted cash and cash equivalents and investments totaling $222.0 million and $227.5 million at December 30, 2007 and June 29, 2008, respectively. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored entities, high grade (A1+/P1) commercial paper and high grade (A1/A+) corporate notes. We also hold investments in AAA rated credit card asset backed securities, which have expected maturities of less than two years, are actively traded and highly liquid. However, we do not invest in any other types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We maintain investments in accordance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
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
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 29, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting occurred during the fiscal quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     We derived almost all of our revenue and billings in each of the last several years from sales to a single OEM customer, Nortel Networks. Nortel Networks accounted for 98% of our revenue and 96% of our billings in the first half of fiscal 2008, 99% of our revenue and 98% of our billings in fiscal 2007, 95% of our revenue and 94% of our billings in fiscal 2006 and 16% of our revenue and 98% of our billings in fiscal 2005. Our contract with Nortel Networks can be terminated by Nortel Networks at any time and, in any event, does not contain commitments for future purchases of our products. The rate at which Nortel Networks purchases products from us depends on its success in selling to operators its own EV-DO infrastructure solutions that include our products. There can be no assurance that Nortel Networks will continue to devote and invest significant resources and capital to its wireless infrastructure business or that it will be successful in the future in such business. Nortel Networks might seek to develop internally, or acquire from a third party, alternative wireless solutions to those currently purchased from us. In addition, Nortel Networks may seek to develop an alternative solution by utilizing technology that has been developed by LG Electronics, with which Nortel Networks has a joint venture. Consolidation is common in the telecommunications industry. Should Nortel Networks merge its wireless infrastructure businesses with another telecommunications company, Nortel Networks could seek to deploy alternative solutions by utilizing technology that has been developed by the other company. We expect to derive a substantial majority of our revenue and billings in fiscal 2008 from Nortel Networks, and therefore any adverse change in our relationship with Nortel Networks, or a significant decline or shortfall in our sales to Nortel Networks, would significantly harm our business and operating results.
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
     The standards for mobile broadband solutions are expected to evolve into a fourth generation of wireless standards, known as 4G. Wireless operators have announced plans to build networks based on the 4G standard. For example, Verizon Wireless has announced its intent to build a 4G network using the Long Term Evolution, or LTE, standard and Sprint Nextel has announced its intent to build a 4G network using WiMAX technology. The market for our existing EV-DO products is likely to decline if and when operators begin to delay expenditures for EV-DO products in anticipation of the availability of new 4G-based products. Our primary OEM customer, Nortel Networks, has publicly announced that it is developing 4G-based LTE and WiMAX products. We do not have an agreement to supply Nortel Networks with any 4G-based products. We believe that it is likely that Nortel Networks will choose to enter into partnerships for 4G-based products with one or more of our competitors or choose to develop these products internally.
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

Qualcomm recently indicated to us that we may owe royalties on EV-DO products that we sold beginning in 2007. If we are required to pay these royalties, our business and operating results would be harmed.
     Some of the technology that we incorporate into our EV-DO products and sell to Nortel Networks is licensed from Qualcomm. Historically, we utilized this technology under license agreements between our company and Qualcomm and between Nortel Networks and Qualcomm. Some of the royalties for this technology were paid to Qualcomm by Nortel Networks. Qualcomm recently undertook an audit of the royalties that were paid in respect of the EV-DO products that we sold between 2003 and 2007. In connection with the audit, Qualcomm indicated that, due to a change in its licensing arrangement with Nortel Networks, we may owe additional royalties of up to approximately $8 million to Qualcomm for products that we sold to Nortel Networks beginning in 2007. We believe that we should not be responsible for any such royalties to Qualcomm because, among other things, we had established a course of dealing with Qualcomm in which Nortel Networks paid the royalties for such licensed technology and we had not been notified of the modifications to Qualcomm’s licensing arrangement with Nortel Networks. As such, we have not provided for any potential liability in regard to this matter. If we are required to pay royalties on either past or future sales of EV-DO products, such payments would adversely affect our operating results.
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
     It is difficult to anticipate the rate at which operators will deploy our wireless infrastructure products, the rate at which the use of new mobile broadband services will create demand for additional capacity, and the rate at which operators will implement significant product upgrades. For example, our product and service billings in fiscal 2006 reflected an increase in sales of software for OEM base station channel cards that support Rev A as operators ramped up their deployments of EV-DO infrastructure. Our product and service billings for each of the second half of fiscal 2007 and the first half of fiscal 2008 was less than our product and service billings for the first half of fiscal 2007. We believe that several large operators completed their initial deployments of Rev A software in the first half of fiscal 2007 and then moderated their deployments over the remainder of the year. We do not expect significant additional deployments by these operators until subscriber use creates a need for additional capacity. The staged deployments of wireless infrastructure equipment by customers of both our existing and new OEMs are likely to continue to cause significant volatility in our quarterly operating results.
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
     A substantial portion of our cumulative billings for fiscal 2006,, fiscal 2007 and the first half of fiscal 2008 are attributable to sales of our EV-DO products by Nortel Networks to two large wireless operators in North America. Our sales of EV-DO products currently depend to a significant extent on the rate at which these operators expand and upgrade their CDMA networks. Our business and operating results would be harmed if either of these operators were to select a wireless network solution offered by a competitor or for any other reason were to discontinue or reduce the use of our products or product upgrades in their networks.
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
     There are a limited number of OEMs that offer EV-DO solutions, several of which have developed their own EV-DO technology internally and, therefore, do not require solutions from us. We currently have agreements with two OEM customers. We do not expect to commence significant sales to one of these OEM customers in the immediate future because the market for the products that we are developing for this customer is still developing. The market for our FMC products is still developing. We currently have two agreements with OEM customers to deliver our UMTS femtocell product solutions and three agreements with OEM customers to deliver our CDMA femtocell product solutions, but have not yet had any significant sales to these customers. Our operating results for the foreseeable future will depend to a significant extent on our ability to effect sales to our existing CDMA and UMTS OEM customers and to establish new OEM relationships. Our OEM customers have substantial purchasing power and leverage in negotiating pricing and other contractual terms with us. In addition, further consolidation in the communications equipment market could adversely affect our OEM customer relationships. If we fail to generate significant product and service billings through our existing OEM relationships or if we fail to establish significant new OEM relationships, we will not be able to achieve our anticipated level of sales and our results of operations will suffer.
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
If we are not successful in obtaining from third parties licenses to intellectual property that are required for GSM/UMTS products that we are developing, we may not be able to expand our business as expected and our business may suffer.
     The GSM/UMTS markets are characterized by the presence of many patents held by third parties. We will need to obtain licenses from third parties for intellectual property associated with our development of GSM/UMTS products. Any required license might not be available to us on acceptable terms, or at all. If we succeed in obtaining these licenses, but the payments under these licenses are higher than we anticipate, it would increase our costs for these products and our operating results would suffer. If we failed to obtain a required license, our ability to develop

GSM/UMTS products would be impaired, we may not be able to expand our business as expected and our business may suffer.
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
     We may experience difficulties with software development, industry standards, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or implementation of new products and enhancements. The introduction of new products by competitors, including some of our OEM customers, the emergence of new industry standards or the development of entirely new technologies that replace existing product offerings could render our existing or future products obsolete. If our products become technologically obsolete, operators may purchase solutions offered by our competitors and our ability to generate revenue and product and service billings may be impaired.
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
We have incurred, and will continue to incur, significant increased costs as a result of operating as a public company as compared with our history as a private company, and our management is required to devote substantial time to public company compliance initiatives. If we are unable to absorb these increased costs or maintain management focus on development and sales of our product offerings and services, we may not be able to achieve our business plan.
     As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, have imposed a variety of requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, we believe these new rules and regulations have made it more difficult and expensive for us to obtain director and officer liability insurance.
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
     We have sales personnel in seven countries worldwide, approximately 135 engineers in Bangalore, India and approximately 40 engineers in Cambridge, United Kingdom. We expect to continue to add personnel in foreign countries, especially at our Bangalore, India and Cambridge, United Kingdom facilities. Our international operations subject us to a variety of risks, including:
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
     Our directors and executive officers and their affiliates beneficially owned a majority of our outstanding common stock as of June 29, 2008. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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

Item 4. Submission of Matters to a Vote of Security Holders.
     We held our annual meeting of stockholders on May 22, 2008. At the meeting, our stockholders:
•	Elected Sanjeev Verma as a Class I Director, to serve until our 2011 annual meeting of stockholders and until his successor is duly elected and qualified. Holders of 54,224,752 shares of our common stock voted in favor of Mr. Verma’s election, and holders of 388,027 shares of our common stock withheld their votes in the election of Mr. Verma

•	Ratified the appointment by our board of directors of Ernst & Young LLP, an independent registered public accounting firm, as our independent auditors for our fiscal year ending December 28, 2008. Holders of 54,264,481 shares of our common stock voted in favor of this proposal. Holders of 347,298 shares of our common stock voted against this proposal. Holders of 1,000 shares of our common stock abstained from voting on this matter.
     The terms of office of the following directors continued after the annual meeting of stockholders: Hassan Ahmed, Robert P. Badavas, Randell S. Battat, Gururay Deshpade, Paul J. Ferri and Anthony S. Thornley.

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

AIRVANA, INC.
	By:	/s/ Randall S. Battat
Randall S. Battat
Date: August 6, 2008		President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey D. Glidden
Jeffrey D. Glidden
Date: August 6, 2008		Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)