Form 10-Q
period 2008-09-28
AIRVANA INC
filed 2008-11-06
CIK 1116435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of October 31, 2008 was 63,997,385.

AIRVANA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 28, 2008

PART I — Financial Information
Item 1 — Condensed Consolidated Financial Statements (unaudited)
AIRVANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	December 30,	September 28,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$43,547	$55,320
Investments	178,416	182,494
Accounts receivable	14,171	8,093
Deferred product cost, current	1,050	2,065
Prepaid taxes	115	8,877
Deferred tax assets, net	1,422	2,023
Prepaid expenses and other current assets	3,064	3,241

Total current assets	241,785	262,113

Property and equipment	17,831	19,021
Less: accumulated depreciation and amortization	11,434	13,708

	6,397	5,313

Deferred product cost, long-term	—	332
Deferred tax assets, net	612	941
Restricted investments	193	193
Goodwill and intangible assets, net	12,165	11,364
Other assets	414	363

Total assets	$261,566	$280,619

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,806	$2,619
Accrued expenses and other current liabilities	11,162	13,654
Accrued income taxes	15,016	297
Deferred revenue, current	79,915	107,372

Total current liabilities	109,899	123,942

Deferred revenue, long-term	63	4,762
Accrued income taxes	4,675	4,799
Other liabilities	1,754	1,305

Total long-term liabilities	6,492	10,866

Commitments (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at December 30, 2007 and September 28, 2008	—	—
Common stock, $0.001 par value: 350,000,000 shares authorized, 63,559,983 and 64,707,153 shares issued and outstanding at December 30, 2007 and September 28, 2008, respectively (Note 9)	64	65
Additional paid-in capital	190,409	194,600
Accumulated deficit	(45,298)	(48,854)

Total stockholders’ equity	145,175	145,811

Total liabilities and stockholders’ equity	$261,566	$280,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2007	2008	2007	2008
Revenue:
Product	$—	$5,362	$141,641	$65,679
Service	3,645	2,885	18,529	9,225

Total revenue	3,645	8,247	160,170	74,904
Cost of revenue:
Product	13	426	33,944	1,860
Service	1,676	2,226	5,198	6,032

Total cost of revenue	1,689	2,652	39,142	7,892

Gross profit	1,956	5,595	121,028	67,012
Operating expenses:
Research and development	20,395	18,859	54,976	56,209
Selling and marketing	3,029	3,809	8,791	11,212
General and administrative	1,743	2,281	4,980	6,675
In-process research and development	—	—	2,340	—

Total operating expenses	25,167	24,949	71,087	74,096

Operating (loss) income	(23,211)	(19,354)	49,941	(7,084)

Interest income, net	2,514	1,505	7,101	5,882

(Loss) income before income tax expense	(20,697)	(17,849)	57,042	(1,202)

Income tax (benefit) expense	(2,478)	(5,404)	7,944	2,354

Net (loss) income	$(18,219)	$(12,445)	$49,098	$(3,556)

Net (loss) income per common share applicable to common stockholders:
Basic	$(0.35)	$(0.19)	$0.80	$(0.06)
Diluted	$(0.35)	$(0.19)	$0.70	$(0.06)
Weighted average common shares outstanding:
Basic	53,814	64,965	27,098	64,487
Diluted	53,814	64,965	34,238	64,487
The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2007	2008	2007	2008
Operating activities
Net (loss) income	$(18,219)	$(12,445)	$49,098	$(3,556)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	754	814	2,258	2,435
Amortization of intangible assets	268	267	446	801
In-process research and development	—	—	2,340	—
Stock-based compensation	819	1,278	2,072	3,542
Deferred tax (benefit) provision	(960)	(5,404)	(955)	2,354
Tax benefit related to exercise of stock options	—	(481)	—	(1,978)
Amortization of investments	(1,436)	(971)	(4,023)	(3,381)
Amortization of leasehold incentive	(131)	(130)	(391)	(391)
Non-cash interest income	—	—	(103)	—
Changes in operating assets and liabilities:
Accounts receivable	8,547	(152)	37,851	6,078
Deferred product cost	(622)	(1,043)	32,891	(1,347)
Prepaid taxes	3,214	(8,877)	5,665	(8,762)
Prepaid expenses and other current assets	(609)	(960)	(338)	(177)
Accounts payable	987	1,027	302	(1,187)
Accrued expenses and other current liabilities	2,340	4,535	1,784	2,624
Accrued income taxes	(4,630)	(125)	3,807	(15,901)
Deferred revenue	27,171	34,738	(51,329)	32,156

Net cash provided by operating activities	17,493	12,071	81,375	13,310
Investing activities
Purchases of property and equipment	(812)	(534)	(3,071)	(1,567)
Purchase of 3Way Networks, net of cash acquired	—	—	(10,907)	—
Purchases of investments	(134,385)	(72,834)	(298,195)	(248,627)
Maturities of investments	76,940	83,490	200,534	231,299
Proceeds from sale of investments	—	—	—	16,631
Other assets	(30)	32	(117)	51

Net cash (used in) provided by investing activities	(58,287)	10,154	(111,756)	(2,213)
Financing activities
Payments on long-term debt	(514)	(7)	(567)	(119)
Proceeds from initial public offering, net of offering costs	53,089	—	51,380	—
Tax benefit related to exercise of stock options	—	481	—	1,978
Payments of cash dividend	—	(21)	(72,707)	(71)
Purchase of treasury stock	—	(3,547)	(96)	(3,547)
Proceeds from exercise of stock options	56	733	558	2,219

Net cash provided by (used in) financing activities	52,631	(2,361)	(21,432)	460
Effect of exchange rate changes on cash and cash equivalents	(35)	144	17	216

Net increase (decrease) in cash and cash equivalents	11,802	20,008	(51,796)	11,773
Cash and cash equivalents at beginning of period	23,217	35,312	86,815	43,547

Cash and cash equivalents at end of period	$35,019	$55,320	$35,019	$55,320

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$45	$9,025	$100	$24,603

Supplemental Disclosure of Noncash Activities
Accretion of dividends on redeemable convertible preferred stock	$363	$—	$4,032	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRVANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except share and per share amounts)
1. Operations
Business Description
     Airvana, Inc. (the “Company”) is a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. The Company’s software and hardware products are based on Internet Protocol (“IP”) technology and enable wireless networks to deliver broadband-quality multimedia services to mobile phones, laptop computers and other mobile devices. These services include Internet access, e-mail, music downloads, video, IP-TV, gaming, push-to-talk and voice-over-IP. The Company has offices in Chelmsford, Massachusetts; Dallas, Texas; Bangalore, India; Cambridge, United Kingdom; Madrid, Spain; Darmstadt, Germany; Beijing, China; Singapore; Seoul, Korea; and Tokyo, Japan.
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
Unaudited Interim Financial Statements
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 28, 2008, results of operations for the three months ended September 30, 2007 and September 28, 2008 and nine months ended September 30, 2007 and September 28, 2008, and cash flows for the three months ended September 30, 2007 and September 28, 2008 and nine months ended September 30, 2007 and September 28, 2008. The interim results are not necessarily indicative of the results that may be expected for any other interim period or the full year.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments relied upon by management in preparing these financial statements include the timing of revenue recognition, expensing or capitalizing research and development costs for software, the determination of the fair value of stock awards issued, the recoverability of the Company’s deferred tax assets, the amount of the Company’s income tax expenses, evaluation of whether any unrealized losses on investments are other-than-temporary, valuations and purchase price allocations related to business combinations, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization periods, and the classification of deferred product costs and deferred revenues.

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
Reclassification
     The Company has netted the previously reported deferred tax liability-long-term of $1,174 as of December 30, 2007 against its previously reported deferred tax assets-long-term of $1,786 as of December 30, 2007 as the Company concluded that since both of these amounts relate to the same tax jurisdiction, the deferred tax asset should be presented net in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). This reclassification has been made to conform with the current period presentation.
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
Investments and Restricted Investments
     The Company determines the appropriate categorization of investments in securities at the time of purchase. As of December 30, 2007 and September 28, 2008, the Company’s investments were categorized as held-to-maturity and are presented at their amortized cost (See Note 3). The Company classifies securities on its balance sheet as short-term or long-term based on the date it reasonably expects the securities to mature or liquidate.
     As of December 30, 2007 and September 28, 2008, the Company had $193 classified as long-term restricted investments on its condensed consolidated balance sheets. Refer to footnote 11 for a discussion of these restricted investments.
Revenue Recognition
     The Company derives revenue from the licensing of software products and software upgrades; the sale of hardware products, maintenance and support services; and the sale of professional services, including training. The Company’s products incorporate software that is more than incidental to the related hardware. Accordingly, the Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP No. 97-2”).
     Under multiple-element arrangements where several different products or services are sold together, the Company allocates revenue to each element based on vendor specific objective evidence (“VSOE”) of fair value. It uses the residual method when fair value does not exist for one or more of the delivered elements in a multiple-element arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. For a delivered item to be considered a separate element, the undelivered items must not be essential to the functionality of the delivered item and there must be VSOE of fair value for the undelivered items in the arrangement. Fair value is generally limited to the price charged when the Company sells the same or similar element separately or, when applicable, the stated substantive renewal rate. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized after delivery of those elements occurs or when fair value can be established. For example, in situations where the Company sells a product during a period when it has a commitment for the delivery or sale of a future specified software upgrade, the Company defers revenue recognition until the specified software upgrade is delivered.
     Significant judgments in applying the accounting rules and regulations to the Company’s business practices principally relate to the timing and amount of revenue recognition given its current concentration of revenues with one customer and its inability to establish VSOE of fair value for specified software upgrades.
     The Company sells its products primarily through original equipment manufacturer (“OEM”) arrangements with telecommunications infrastructure vendors such as Nortel Networks. The Company collaborates with its OEM customers on a best efforts basis to develop initial product features and subsequent enhancements for the products that are sold by that particular OEM to its wireless operator customers. For each OEM customer, the Company expects to continue to develop products based on its core technology that are configured for the requirements of the OEM’s base stations and its operator customers.
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
     Given the nature of the Company’s business, the majority of its sales are generated through multiple-element arrangements comprised of a combination of product, maintenance and support services and specified product upgrades. The Company has established a business practice of negotiating with OEMs the pricing for future purchases of new product releases and specified software upgrades. The Company expects that it will release one or more optional specified upgrades annually. To determine whether these optional future purchases are elements of current purchase transactions, the Company assesses whether such new products or specified upgrades will be offered to the OEM customer at a price that represents a significant and incremental discount to current purchases. Because the Company sells uniquely configured products through each OEM customer, it does not maintain a list price for its products and specified software upgrades. Additionally, as it does not sell these products and upgrades to more than one customer, the Company is unable to establish VSOE of fair value for these products and upgrades. Consequently, the Company is unable to determine if the license fees it charges for the optional specified upgrades include a significant and incremental discount. As such, the Company defers all revenue related to current product sales, software-only license fees, maintenance and support services and professional services until all specified upgrades committed at the time of shipment have been delivered. For example, the Company recognizes deferred revenue from sales to an OEM customer only after it delivers a specified upgrade that it had previously committed. However, when it commits to an additional upgrade before it has delivered a previously committed upgrade, the Company defers all revenue from product sales after the date of such commitment until it delivers the additional upgrade. Any revenue that the Company had deferred prior to the additional commitment is recognized after the previously committed upgrade is delivered.
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
     The Company’s support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in its software. The Company’s annual support and maintenance fees are based on a fixed dollar amount associated with, or a percentage of the initial sales or list price for, the applicable hardware and software products. Included in the price of the product, the Company provides maintenance and support during the product warranty period, which is typically two years for base station channel cards and one year for all other products. As discussed above, the Company defers all revenue, including revenue related to maintenance and support services (“post-contract customer support” or “PCS”), until all specified upgrades outstanding at the time of shipment have been delivered. In connection with an amendment to the Company’s OEM arrangement with Nortel Networks dated September 28, 2007, the Company can no longer assert VSOE of fair value for PCS to Nortel

Networks. When VSOE of fair value for PCS can not be established, all revenue related to product sales and software-only license fees, including bundled PCS, is deferred until all specified software upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, the Company recognizes a proportionate amount of all such revenue previously deferred based on the portion of the applicable warranty period that has elapsed as of the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. When VSOE of fair value for PCS can be established, the Company allocates a portion of the initial product revenue and software-only license fees to the bundled PCS based on the fees the Company charges for annual PCS when sold separately. When all specified software upgrades outstanding at the time of shipment are delivered, under the residual method, the Company recognizes the previously deferred product revenue and software-only license fees, as well as the earned PCS revenue, based on the portion of the applicable warranty period that has elapsed. The unearned PCS revenue is recognized ratably over the remainder the applicable warranty period. Notwithstanding the Company’s inability to establish VSOE of fair value of maintenance and support services to Nortel Networks under SOP No. 97-2 for revenue recognition purposes, the Company is permitted to present product revenue and service revenue separately on its consolidated statements of operations based on historical maintenance and support services renewal rates at the time of sale.
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
Segment and Geographic Information
     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision making group, as defined under SFAS No. 131, consists of the Company’s chief executive officer, chief financial officer and executive vice presidents. As of September 28, 2008, the Company views its operations and manages its business as one operating segment. The Company continues to evaluate its current and new product lines for their impact on reporting segments.
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
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. There was no effect to the Company’s financial statements at the implementation date. As of December 30, 2007 and September 28, 2008, the Company had approximately $4,700 of unrecognized tax benefits.
New Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No.141(R)”), which replaces SFAS No. 141, which was issued in 2001. SFAS No. 141(R) applies to all transactions in which an entity obtains control of one or more businesses and establishes principles and requirements for how the acquirer:
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (i.e. minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require, among other things, that a minority interest shall be clearly identified and presented within the equity section of a consolidated balance sheet and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of a consolidated statement of income. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material effect on the Company’s consolidated financial statements.

     In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP 142-3 amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.
     FSP 142-3 also requires the following incremental disclosures for renewable intangible assets:
•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class;

•	The entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset; and

•	For intangible asset renewed or extended during the period:
•	For entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class and

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class.
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
3. Investments
     In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment securities as held-to-maturity. These securities are reported at amortized cost.
     The amortized cost and estimated fair value of the Company’s investment securities are as follows:

	December 30, 2007		September 28, 2008
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Corporate debt securities	$124,385	$124,856	$112,665	$109,960
Credit card asset-backed securities	54,031	54,092	3,529	3,531
Debt securities of U.S. government agencies	—	—	66,300	66,260

	$178,416	$178,948	$182,494	$179,751

     All held-to-maturity investment securities mature in less than one year as of December 30, 2007 and September 28, 2008.
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
     The Company intends to hold all of the securities it held as of September 28, 2008 to maturity, but will continue to monitor the creditworthiness of all securities.

     As of September 28, 2008, the Company had 17 securities in an unrealized loss position totaling $2,962 The unrealized losses on individual securities ranged from 0.01% to 60.15% of amortized cost and represented 1.62% of total amortized cost of all investments. $2,864 of this unrealized loss was attributable to the Company’s investments in a single issuer. The Company reviewed the fair market value of these securities from this issuer subsequent to September 28, 2008 and determined that its unrealized loss on these investments had declined from $2,864 as of September 28, 2008 to $179 as of October 10, 2008. As a result of the significant decline in the unrealized loss, and on account of the creditworthiness of the issuer, the Company concluded there is no other-than-temporary impairment on these investments. In addition, given the creditworthiness of the issuers of the remaining securities that are in an unrealized loss position at September 28, 2008, the Company concluded there is no other-than-temporary impairment on any other of its investments.
4. Goodwill and Intangible Assets
     As of December 31, 2007, goodwill and intangible assets, net, consist of goodwill of $7,998 and acquired intangible assets of $4,167; as of September 28, 2008, goodwill and intangible assets, net, consist of goodwill of $7,998 and acquired intangible assets of $3,366, which consist of the following:

	September 28, 2008
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible
Developed technology	$3,340	$946	$2,394
Customer relationships	1,350	478	872
Non-compete agreements	190	90	100

Total intangible assets	$4,880	$1,514	$3,366

	December 30, 2007
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible
Developed technology	$3,340	$446	$2,894
Customer relationships	1,350	225	1,125
Non-compete agreements	190	42	148

Total intangible assets	$4,880	$713	$4,167

     Amortization expense on intangible assets for the three months ended September 30, 2007 was $268, for the three months ended September 30, 2008 was $267, for the nine months ended September 30, 2007 was $446 and for the nine months ended September 30, 2008 was $801. Expected future amortization of intangible assets for fiscal years indicated is as follows:

Fiscal year:
Remainder of 2008	$267
2009	1,069
2010	1,027
2011	780
2012	223

$3,366

     In accordance with paragraph 8 of SFAS No. 144, the Company considered whether there were any indicators of impairment for its long-lived and intangible assets as of September 28, 2008 and determined that there were none.
     Consistent with prior year, the Company will conduct its annual goodwill impairment test in the fourth quarter of fiscal 2008 in accordance with SFAS No. 142. In accordance with paragraph 28 of SFAS No. 142, the Company considered whether there were any indicators of impairment as of September 28, 2008 and determined that there were none.
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
     The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements. As of September 28, 2008, the Company had investments disclosed in footnote 3 that were valued using Level 2 inputs (significant and observable assumptions) as follows:

September 28,
2008
Corporate debt securities	$113,491
Debt securities of U.S. government agencies	66,260

$179,751

     In addition, as of September 28, 2008, the Company had cash equivalents in money market mutual funds that were valued using Level 1 inputs (quoted market prices for identical assets) as follows:

September 28,
2008
Money market mutual funds	$46,424

     The Company had $8,896 in other cash equivalents that are not included in the tables above as they are reported at fair value.
6. Income Taxes
     The Company recorded an income tax benefit of $5,404 for the three months ended September 28, 2008, inclusive of discrete items. This tax benefit relates principally to losses incurred from operations in the United States, partially offset by losses from foreign operations for which no tax benefit can be recognized. The Company recorded income tax expense of $2,354 for the nine months ended September 28, 2008, inclusive of discrete items. This expense relates to profits from United States operations for this period and the effect of losses from foreign operations for which no tax benefit can be recognized. The effect of discrete items for the three and nine months ended September 28, 2008 was a tax benefit of $238 and $172 respectively. The discrete items result from tax benefits from stock options, interest expense recorded for unrecognized tax benefits and realization of additional tax credits.
     The Company recorded an income tax benefit of $2,478 for the three months ended September 30, 2007, inclusive of discrete items. This tax benefit relates principally to losses incurred from operations in the United States, partially offset by losses from foreign operations for which no tax benefit can be recognized. The Company recorded income tax expense of $7,944 for the nine months ended September 30, 2007, inclusive of discrete items. This expense relates to profits from United States operations partially offset by benefits recognized from net operating loss and tax credit carryforwards and the effect of losses from foreign operations for which no tax benefit can be recognized. During the three and nine months ended September 30, 2007, discrete income tax expense in the amounts of $702 and $2,686, respectively, were recorded adjusting income tax receivable amounts related to anticipated tax refund claims to be filed during the year and the write-off of in-process research and development costs associated with the Company’s acquisition of 3Way Networks Limited (“3Way Networks”). A discrete tax benefit in the amount of $76 was recorded in the third quarter related to the tax effect of recently enacted changes in the United Kingdom’s future tax rate on the valuation of deferred tax assets and liabilities.
     The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years as well as its ability to generate income in future periods. The

Company has $12,426 in gross deferred tax assets against which $9,462 in valuation allowances have been recorded related to state tax credits and foreign losses as it is more likely than not that these assets will not be realized given the nature of the assets and the likelihood of future realization.
     The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, on January 1, 2007. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At September 28, 2008, the Company had $4,657 of unrecognized tax benefits, the benefit of which, if recognized, would reduce the Company’s effective tax rate. The Company does not anticipate a material change to the amount of unrecognized tax benefits over the next twelve months.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 28, 2008, the Company had $142 of interest accrued on its unrecognized tax benefits.
     The Company and its subsidiaries file income tax returns in the U.S. federal tax jurisdiction as well as in various state and foreign jurisdictions. The statute of limitations for federal and state authorities is closed for years prior to the year ended January 1 2006, although, net operating loss and tax credit carryforwards that were generated prior to 2004 may still be subject to examination if they either have been or will be utilized in tax years 2004 and forward. The statute of limitations for foreign tax jurisdictions is closed for tax years prior to December 31, 2002.
     The research and development tax credit was renewed retroactively for 2008 by Congress in October 2008. As a result, the Company expects to record a discrete tax benefit of approximately $1,500 in the fourth quarter of fiscal 2008.
7. Property and Equipment
     Property and equipment are recorded at cost. The Company provides for depreciation by charges to operations on a straight-line basis in amounts estimated to allocate the cost of the assets over their estimated useful lives. Depreciation expense was $754 and $814 for the three months ended September 30, 2007 and September 28, 2008, respectively, and $2,258 and $2,435 for the nine months ended September 30, 2007 and September 28, 2008, respectively. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consist of the following:

		December 30,	September 28,
	Estimated Useful Life	2007	2008
Computer equipment and purchased software	1.5 - 3 years	$5,343	$5,372
Test and lab equipment	3 years	5,100	6,313
Leasehold improvements	Shorter of life of lease or 5 years	6,497	6,494
Office furniture and equipment	3 - 5 years	891	842

Total property and equipment		17,831	19,021
Less: Accumulated depreciation and amortization		(11,434)	(13,708)

		$6,397	$5,313

     In connection with a lease incentive arrangement entered into as part of the Company’s headquarters lease, the Company received reimbursements of approximately $2,800 and $790 for leasehold improvements capitalized in the years ended January 1, 2006 and December 31, 2006, respectively. As a result of this arrangement, the Company recorded a lease incentive obligation for the reimbursed amount, and is amortizing that obligation as a reduction to rent expense over the term of the lease. As of December 30, 2007 and September 28, 2008, the unamortized amount was $2,218 and $1,827, respectively. During the three months ended September 30, 2007 and September 28, 2008, the Company amortized the lease incentive obligation by approximately $131 and $130, respectively. During the nine months ended September 30, 2007 and September 28, 2008, the Company amortized the lease incentive obligation by approximately $391 and $391, respectively. The remaining lease incentive amounts are classified either as components of other accrued expenses or other long-term liabilities based on the future timing of amortization against rent expense.
8. Concentrations of Credit Risk and Significant Customers
     Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term and long-term investments, restricted investments and accounts receivable. The Company maintains its cash and cash equivalents and investment accounts with two major financial institutions. The Company’s cash equivalents and investments are invested in securities with high credit ratings. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Management does not believe significant credit risk exists as of September 28, 2008. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers.

     At December 30, 2007, the Company had one customer that accounted for 80% of accounts receivable. At September 28, 2008, the Company had one customer that accounted for 93% of accounts receivable. No other customers accounted for more than 10% of the Company’s total accounts receivable at either December 30, 2007 or September 28, 2008. The Company had one customer that accounted for 99% of revenues for the three months ended September 30, 2007 and one customer that accounted for 93% of revenues for the three months ended September 28, 2008. The Company had one customer that accounted for 100% of revenues for the nine months ended September 30, 2007 and one customer that accounted for 98% of revenues for the nine months ended September 28, 2008. The Company believes that all of its accounts receivable are collectible and therefore has not provided any reserve for doubtful accounts as of December 30, 2007 and September 28, 2008.
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
     As there was no public market for the Company’s common stock prior to the Company’s IPO, the Company determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the nine months ended September 30, 2007 was 78% and in the nine months ended September 28, 2008 was 58%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments and SFAS 123(R). The expected life of options granted during the nine months ended September 30, 2007 was 6.47 years and during the nine months ended September 28, 2008 was 6.25 years. For the nine months ended September 30, 2007, the weighted-average risk free interest rate used was 4.69%. For the nine months ended September 28, 2008, the weighted-average risk free interest rate used was 3.22%. The risk-free interest rate is based on a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although the Company paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as it does not currently anticipate paying cash dividends on its shares of common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 3.0% for the nine months ended September 30, 2007 and between 4% and 5% for the nine months ended September 28, 2008 in determining the expense recorded in its consolidated statement of operations. This rate was derived by review of the Company’s historical forfeitures since 2000.

     Stock option activity under the 2007 Plan for the nine months ended September 28, 2008 is summarized as follows:

					Weighted
					Average
		Weighted	Average		Grant Date
		Average	Remaining		Fair
	Number of	Exercise Price	Contractual	Aggregate	Value
	Shares	per Share	Term in Years	Intrinsic Value	Per Share
Outstanding at December 30, 2007	13,335,453	$2.24	7.05	$44,728
Granted	2,247,556	5.42			$3.11

Exercised	(1,815,504)	1.22		$7,623

Cancelled	(890,520)	3.04

Outstanding at September 28, 2008	12,876,985	2.88	6.88	$38,434

Options outstanding at September 28, 2008 expected to vest (1)	12,451,309	$2.82	6.82	$28,233

Exercisable at September 28, 2008	6,903,484	1.70	5.66	$37,852

(1)	This represents the number of vested stock options as of September 28, 2008 plus the unvested outstanding options at September 28, 2008 expected to vest in the future, adjusted for estimated forfeitures.
     As of September 28, 2008, the Company has 7,500 shares of restricted stock which will vest over the next 4 months. These shares of restricted stock were granted prior the Company’s adoption of SFAS No. 123R under the prospective method at fair value on the date of grant and as a result, there is no future stock-based compensation expense to be recorded for these awards.
     For the three months ended September 30, 2007 and September 28, 2008, the Company recorded expense of $819 and $1,278, respectively, in connection with share-based awards. For the nine months ended September 30, 2007 and September 28, 2008, the Company recorded expense of $2,072 and $3,542, respectively, in connection with share-based awards. As of September 28, 2008, future expense for non-vested stock options of $15,751 was expected to be recognized over a weighted-average period of 2.82 years. The adoption of SFAS No. 123(R) had no effect on cash flow for any period presented.
     The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants for the three and nine months ended September 30, 2007 and September 28, 2008, which were allocated as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 28,	September 30,	September 28,
	2007	2008	2007	2008
Cost of service revenue	$45	$70	$122	$181
Research and development	506	757	1,250	2,112
Selling and marketing	185	266	501	763
General and administrative	83	185	199	486

Total stock-based compensation	$819	$1,278	$2,072	$3,542
Common Stock Repurchase Plan
     In July 2008, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s common stock over the following 12 months. The share repurchase program terminates on July 29, 2009 or earlier if the Company so elects. The purchases of common stock are executed periodically on the open market, as market conditions warrant, under a Rule 10b5-1 plan, which the Company entered into in August 2008 and which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The following table summarizes the Company’s repurchases under this program for the three months ended September 28, 2008.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Program	Announced Program
June 30, 2008 — July 27, 2008	—	n/a	—	$20,000,000
July 28, 2008 — August 24, 2008	205,100	$5.30	205,100	$18,913,000
August 25, 2008 — September 28, 2008	465,848	$5.28	465,848	$16,451,000
Total	670,948 (1)	$5.29	670,948 (1)	$16,451,000

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

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 28,	September 30,	September 28,
	2007	2008	2007	2008
Numerator:
Net (loss) income	$(18,219)	$(12,445)	$49,098	$(3,556)

Allocation of net (loss) income:
Basic:
Accretion of redeemable preferred stock	$363	$—	$4,032	$—
Dividend allocated to preferred stockholders	—	—	23,434	—

Net income applicable to preferred stockholders	363	—	27,466	—
Net (loss) income applicable to common stockholders	(18,582)	(12,445)	21,632	(3,556)

Net (loss) income	$(18,219)	$(12,445)	$49,098	$(3,556)

Diluted:
Accretion of redeemable preferred stock	$363	$—	$4,032	$—
Dividend allocated to preferred stockholders	—	—	21,181	—

Net income applicable to preferred stockholders	363	—	25,213	—
Net (loss) income applicable to common stockholders	(18,582)	(12,445)	23,885	(3,556)

Net (loss) income	$(18,219)	$(12,445)	$49,098	$(3,556)

Denominator:
Basic weighted average shares	53,814	64,965	27,098	64,487
Dilutive effect of common stock equivalents	—	—	7,140	—

Diluted weighted average shares	53,814	64,965	34,238	64,487
Calculation of net income per share:
Basic:
Net (loss) income applicable to common stockholders	$(18,582)	$(12,445)	$21,632	$(3,556)
Weighted average shares of common stock outstanding	53,814	64,965	27,098	64,487
Net (loss) income per share	$(0.35)	$(0.19)	$0.80	$(0.06)

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 28,	September 30,	September 28,
	2007	2008	2007	2008
Diluted:
Net (loss) income applicable to common stockholders	$(18,582)	$(12,445)	$23,885	$(3,556)
Weighted average shares of common stock outstanding	53,814	64,965	34,238	64,487
Net (loss) income per share	$(0.35)	$(0.19)	$0.70	$(0.06)

     Diluted weighted average shares outstanding do not include options outstanding and unvested restricted shares totaling 9,398,440 and 10,024,575 shares of common stock for the three months ended September 30, 2007 and September 28, 2008, respectively, as their effect would have been anti-dilutive. Diluted weighted average shares outstanding do not include options outstanding to purchase 1,159,711 and 10,181,349 shares of common stock for the nine months ended September 30, 2007 and September 28, 2008, respectively, as their effect would have been anti-dilutive.
11. Lease Commitments
     The Company conducts its operations in leased facilities, and rent expense charged to operations for the three months ended September 30, 2007 and September 28, 2008 was $401 and $388, respectively. Rent expense charged to operations for the nine months ended September 30, 2007 and September 28, 2008 was $915 and $1,095, respectively.
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
     Future minimum commitments as of September 28, 2008, under all of the Company’s operating leases, are as follows:

Fiscal year:
Remainder of 2008	$391
2009	1,523
2010	1,501
2011	1,508
2012	429
Thereafter	9

$5,361

12. Deferred Revenue and Deferred Product Cost
     Under the Company’s revenue recognition policy, as described above in Note 2, “Summary of Significant Accounting Policies,” the Company recognizes revenue from sales to an OEM customer only when it delivers a specified upgrade to which it has previously committed. When the Company commits to an additional upgrade before it has delivered a previously committed upgrade, it defers all revenue from product sales and all direct product costs after the date of such commitment until it delivers the additional upgrade.
     The Company made a commitment for a specified future software upgrade in April 2005, which the Company refers to as its April 2005 specified upgrade. The Company delivered the April 2005 specified upgrade in April 2007. The Company committed to a subsequent specified upgrade in September 2006, which the Company refers to as its September 2006 specified upgrade. The Company delivered the September 2006 specified upgrade in November 2007. The Company committed to an additional subsequent specified upgrade in June 2007, which the Company refers as its June 2007 specified upgrade. The Company delivered the June 2007 specified upgrade in June 2008. The Company committed to additional subsequent specified upgrades in December 2007, July 2008 and October 2008, which the Company refers to as its December 2007 specified upgrade, its July 2008 specified upgrade and its October 2008 specified upgrade, respectively. The Company expects to deliver the December 2007 specified upgrade in the fourth quarter of 2008. The Company expects to deliver the July 2008 and October 2008 specified upgrades in 2009.

     Deferred revenue and deferred product cost at September 28, 2008 consist of the following:

	Current	Long-Term	Total
Deferred revenue related to June 2007 specified upgrade	$288	$—	$288
Deferred revenue related to December 2007 specified upgrade	67,676	—	67,676
Deferred revenue related to July 2008 specified upgrade	37,775	—	37,775
Other deferred revenue	1,633	4,762	6,395

Total deferred revenue	$107,372	$4,762	$112,134

Deferred product cost related to June 2007 specified upgrade	$4	$—	$4
Deferred product cost related to December 2007 specified upgrade	856	—	856
Deferred product cost related to July 2008 specified upgrade	719	—	719
Other deferred product cost	486	332	818

Total deferred product cost	$2,065	$332	$2,397

     Deferred revenue and deferred product cost at December 30, 2007 consist of the following:

	Current	Long-Term	Total
Deferred revenue related to April 2005 specified upgrade	$44	$—	$44
Deferred revenue related to September 2006 specified upgrade	6,191	—	6,191
Deferred revenue related to June 2007 specified upgrade	61,316	—	61,316
Deferred revenue related to December 2007 specified upgrade	11,273	—	11,273
Other deferred revenue	1,091	63	1,154

Total deferred revenue	$79,915	$63	$79,978

Deferred product cost related to September 2006 specified upgrade	$73	$—	$73
Deferred product cost related to June 2007 specified upgrade	853	—	853
Deferred product cost related to December 2007 specified upgrade	124	—	124

Total deferred product cost	$1,050	$—	$1,050

13. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	December 30,	September 28,
	2007	2008
Payroll and related accruals	$7,668	$8,775
Accrued rent expense	601	606
Accrued legal fees	173	191
Accrued audit and tax	504	556
Accrued royalties	771	1,604
Other accruals	1,445	1,922

	$11,162	$13,654

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
     The Company accounted for this acquisition under the purchase method of accounting as prescribed by SFAS 141, Business Combinations. In connection with this acquisition, the Company recorded $7,998 of goodwill, $2,340 of in-process research and development (“IPR&D”) expense and $4,880 of intangible assets related to developed technology, customer relationships, and non-compete agreements with estimated useful lives ranging from 36 to 60 months and a weighted-average amortization period of 56 months. The estimated fair value of acquired intangible assets was assigned as follows:

		Estimated
	Useful Life	Fair Value
Developed Technology	60 months	$3,340
Customer Relationships	48 months	1,350

		Estimated
	Useful Life	Fair Value
Non-Compete Agreements	36 months	190

Total Intangible Assets		$4,880

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
     The Company allocated $2,340 to IPR&D expense for projects associated with femtocell-based technology, which was expensed at the respective date of acquisition because it had no alternative use and had not yet reached technological feasibility. The value assigned to IPR&D at the acquisition date was determined by discounting forecasted cash flows directly related to the products expecting to result from the research and development, net of returns on contributory assets less cost of goods sold, general and administrative expenses, and selling and marketing expenses. The Company also deducted the cost to complete the IPR&D projects, which was estimated to be $9,600 over the next two years. Based upon the risk associated with this IPR&D relative to developed product technologies and the fact that the femtocell market had not yet developed, the Company applied a discount rate of 42%. The successful completion of these projects was a significant risk at the date of acquisition due to the remaining efforts to achieve technical viability, development of a femtocell market and competitive threats. If these projects are not successfully completed, there is no alternative use for the projects and the expected future income will not be realized.
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

     Results of operations for 3Way Networks have been included in the Company’s results of operations since the acquisition date of April 30, 2007. As part of the acquisition of 3Way Networks, the Company assumed long-term debt of $543, which it repaid in full during fiscal 2007, and capital leases of $161, which it partially repaid in June 2008. As of September 28, 2008, the remaining principal amount owed under capital leases was $2.

Pro Forma Results of Operations
     The following pro forma results of operations for the three and nine months ended September 30, 2007 have been prepared as though the acquisitions of 3Way Networks had occurred as of January 1, 2007. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition of 3Way Networks occurred at the beginning of the periods presented nor is the proforma financial information indicative of the results of operations that may occur in the future.

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Pro forma revenues	$3,645	$160,629
Pro forma net income	$(18,219)	$49,629
Pro forma earnings per share	$(0.35)	$0.81
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
16. Related Party Transactions
     In 2000, the Company entered into an agreement with Qualcomm Incorporated under which it licenses software for use in the development of infrastructure equipment. The Company also entered into a supply and distribution agreement with Qualcomm relating to the Company’s ipBTS products. The Company paid Qualcomm approximately $1,085 during the nine months ended September 28, 2008 in upfront license payments, royalties and component purchases under its license and supply agreements with Qualcomm. During the nine months ended September 28, 2008, Qualcomm paid the Company $2,406 for prototype purchases and development services. Amounts due to Qualcomm of $372 and $909 were included in accrued expenses and other current liabilities as of December 30, 2007 and September 28, 2008, respectively. As of September 28, 2008, Qualcomm owned approximately 9.0% of the Company’s outstanding common stock.
Some of the technology that the Company incorporates into its EV-DO products and sells to Nortel Networks is licensed from Qualcomm. Historically, the Company utilized this technology under a license agreement between the Company and Qualcomm and between Nortel Networks and Qualcomm. Some of the royalties for this technology were paid to Qualcomm by Nortel Networks. Qualcomm recently undertook an audit of the royalties that were paid in respect of the EV-DO products that the Company sold between 2003 and 2007. In connection with the audit, Qualcomm indicated that, due to a change in its licensing arrangement with Nortel Networks, the Company may owe additional royalties of up to approximately $10,000 to Qualcomm for products that the Company sold to Nortel beginning in 2007. The Company believes that the Company should not be responsible for any such royalties to Qualcomm because, among other things, the Company had established a course of dealing with Qualcomm in which Nortel Networks paid the royalties for such licensed technology and the Company had not been notified of the modifications to Qualcomm’s licensing arrangement with Nortel Networks. As such, the Company has not provided for any potential liability in regard to this matter.
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
Overview
     We specialize in helping operators transform the mobile experience of users worldwide. Our technology and products, from our newly introduced femtocell solutions to our core mobile network infrastructure, enable operators to deliver broadband services to mobile devices, independent of physical location.
     Most of our current products are based on a wireless communications standard known as EV-DO. In 2002, we began delivering commercial infrastructure products based on the first generation EV-DO standard known as Rev 0. The second generation EV-DO standard is known as Rev A, and supports push-to-talk, voice-over-IP and faster Internet services. We delivered our Rev A software release in April 2007. Prior to 2008, most of our EV-DO sales were driven by operator deployments focused on coverage — with operators extending their broadband services across larger portions of their subscriber geographies. Data traffic and service revenue growth continues to outpace voice growth at many major wireless operators around the world. Our EV-DO sales in 2008 have been driven by capacity growth as operators look to expand their capacity to accommodate increased data traffic fueled by greater consumer use of handheld devices, web browsing, and 3G multimedia applications. Over the longer term, we expect our EV-DO sales to continue to be driven by capacity growth as operators acquire more broadband subscribers that consume more broadband data.
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
     We are also investing significantly in fixed mobile convergence, or FMC, products that transform the experience of using mobile devices indoors, providing benefits such as better coverage, better quality and performance of broadband applications, and lower costs for both users and operators. Our FMC products enable operators to take advantage of wireline broadband connections such as cable, DSL and fiber that already exist in most offices and homes to connect mobile devices to an operator’s services. There are two ways to accomplish this. The first is to use WiFi and the second is to place a personal base station, or what the industry refers to as a femtocell access point, in the home or office. To address both of these market opportunities, we are developing our universal access gateway, or UAG, product to manage security and hand-offs when connecting a WiFi phone or a femtocell product to an operators’ network. Currently, there is significant operator interest in our FMC products, especially our femtocells, as they work with existing handsets. Our FMC products include versions to support CDMA and UMTS networks. Our FMC products are an important component of our growth and diversification strategy. We also utilize our mobile broadband technology and products in specialized market segments that need their own mobile networks.
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

     In April 2007, we acquired 3Way Networks Limited, or 3Way Networks, a United Kingdom-based provider of femtocell products and solutions for UMTS networks, for an aggregate purchase price of approximately $11.0 million in cash and 441,845 shares of common stock. The acquisition furthered our strategy to address the UMTS market and to deliver FMC and in-building mobile broadband solutions.
     In July 2007, we completed our IPO, in which we sold and issued 8.3 million shares of our common stock at an issue price of $7.00 per share. We raised a total of $58.1 million in gross proceeds from our IPO, or $50.8 million in net proceeds after deducting underwriting discounts and commissions of $4.1 million and other offering costs of approximately $3.2 million.
     In September 2007, we entered into an agreement with Nortel Networks amending certain provisions of the Development and Purchase and Sale Agreement for CDMA High Data Rate (1xEV-DO) Products, dated as of October 1, 2001, between us and Nortel Networks, in which we agreed to pricing for our products and services, including pricing for software products and upgrades that were under development at the time and were subsequently delivered during the first half of 2008.
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
     In March 2008, we entered into a global OEM agreement with Motorola to provide our CDMA femtocell solution products. The agreement is non-exclusive and sets forth the terms and conditions under which Motorola may purchase our femtocell and UAG products. The initial term of the agreement extends through May 2010, with automatic annual renewals. Following the initial term, Motorola may terminate the agreement with 180 days notice.
     In June 2008, we entered into an agreement with Alcatel-Lucent to develop an integrated IP Multimedia Subsystem, or IMS femtocell solution for CDMA network operators that combines Airvana’s femtocell access point and femtocell network gateway with Alcatel-Lucent’s IMS core network infrastructure.
     In July 2008, we entered into an agreement with Hitachi to develop a joint CDMA femtocell solution that integrates our femtocell products with Hitachi’s core radio access network infrastructure that Hitachi offers in Japan. In September 2008, we entered into a supply agreement with Hitachi under which Hitachi will provide marketing, sales and support activities for our femtocell products.
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
     We collaborate with our OEM customers to develop specific features for products that they sell to their wireless operator customers. We expect to continue to develop, for each OEM customer, products based on our core technology that are configured specifically to meet the requirements of each OEM and its customers. We also offer our OEM customers the option to purchase and make available to their wireless operator customers new products and specified upgrades at prices that we set typically several months prior to the new product or specified upgrade release. We expect that we will release one or more specified upgrades per year.

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
     The following diagram presents a hypothetical example of how software product releases and commitments to specified upgrades affect the relationship between product billings, product revenue and deferred product revenue under a business model similar to ours. The diagram does not reflect the actual timing of any of our software releases, the actual level of our product and service billings, revenue or deferred revenue in any period, the actual timing of recognition of our product and service revenues, or the deferral of product revenue that can result from the inability to establish VSOE of fair value for maintenance and support services.

	Software release A is delivered and related product and service billings are recognized as revenue because there are no outstanding commitments for upgrades.

‚	Software upgrade B is committed in Period 1 and, therefore, product and service billings for shipments of software release A after that point cannot be recognized as revenue before software upgrade B is delivered.

ƒ	Before software upgrade B is delivered, software upgrade C is committed in Period 2 and, therefore, product and service billings for shipments of software release A after that point cannot be recognized before software upgrade C is delivered.

„	When software upgrade B is delivered in Period 3, all deferred revenue, which consists of deferred revenue from billings of software release A, from the time of the commitment of software upgrade B until the time of the commitment of software upgrade C is recognized, subject to being able to establish VSOE of fair value for maintenance and support services.

…	When software upgrade C is delivered in Period 4, all remaining deferred revenue from the time of the commitment of software upgrade C, which consists of deferred revenue from billings of software release A and software upgrade B, is recognized because no commitments are outstanding, subject to being able to establish VSOE of fair value for maintenance and support services.
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
     Product Revenue. Our product revenue is principally currently derived from the sale of our EV-DO mobile network products that are used by wireless operators to provide mobile broadband services. These products include four major components: base stations or OEM base station channel cards; radio network controllers, or RNCs; network management systems; and software upgrades to the OEM’s installed base. We have sold OEM base station channel cards both as hardware/software combinations and as software licenses when the OEM customer chooses to have the hardware manufactured for it by a third party. RNCs and network management systems are usually sold as software licenses as the OEM customer buys the hardware from another vendor. Almost all of our revenue and product and service billings to date have been derived from sales of our EV-DO products through our OEM agreement with Nortel Networks. Revenue from our FMC products have not been material to date.
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
     Our product revenue in fiscal 2006 consisted primarily of software license fees and hardware shipments to our primary OEM customer from fiscal 2002 through the first quarter of fiscal 2005, which is when we made an additional commitment for a specified future software upgrade. We refer to that software upgrade as our April 2005 specified upgrade or software version 4.0. In the first quarter of fiscal 2007, we delivered software version 4.0. As a result, we recognized product revenue of $141.5 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from April 2005 through September 2006, which is when we made another commitment for a specified future software upgrade. We refer to that software upgrade as our September 2006 specified upgrade or software version 5.0. In the fourth quarter of fiscal 2007, we delivered software version 5.0. As a result, we recognized product revenue of $137.4 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from September 2006 through June 2007, which is when we made another commitment for a specified future software upgrade. We refer to that software upgrade as the June 2007 specified upgrade or software version 6.0. In Q2 2008, we delivered software version 6.0. As a result, we recognized product revenue of $53.5 million that consisted primarily of billings from software license fees to our primary OEM customer from June 2007 through December 2007, when we made another commitment for a specified future software upgrade. We refer to that software upgrade as the December 2007 specified upgrade or software version 7.0. In July 2008, we made another commitment for a specified future software upgrade, which we refer to as the July 2008 specified upgrade or software version 8.0. As of September 28, 2008, there were two specified software upgrades that we had not yet delivered, software version 7.0, which we expect to deliver in the fourth quarter of 2008 and software version 8.0, which we expect to deliver in 2009. In October 2008, we made another commitment for a specified software upgrade, which we refer to as the October 2008 specified upgrade or software version 8.1. We expect to deliver software version 8.1 in 2009.
     Service Revenue. Our service revenue is derived from support and maintenance services, which we refer to as post-contract customer support or PCS, for our EV-DO products and other professional services, including training. Our support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in our software. Our annual support and maintenance fees are based on a fixed-dollar amount associated with, or a percentage of the initial sales price for, the applicable hardware and software products. Included in the price for the product, we provide maintenance and support during our product warranty period, which is two years for our base station channel cards and one year for our software products.
     As discussed above, we defer all revenue, including revenue related to maintenance and support services, until all specified upgrades outstanding at the time of shipment have been delivered. In connection with an amendment to our OEM arrangement with Nortel Networks dated September 28, 2007, we can no longer assert VSOE of fair value for PCS to Nortel Networks. When VSOE of fair value for PCS does not exist, all revenue related to product sales and software-only license fees, including bundled PCS, is deferred until all specified software upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, we recognize a proportionate amount of all such revenue previously deferred based on the portion of the applicable warranty period that has elapsed at the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. When VSOE of fair value for PCS exists, we allocate a portion of the initial product revenue and software-only license fees to the bundled PCS based on the fees we charge for annual PCS when sold separately. When all specified software upgrades outstanding at the time of shipment are delivered, under the residual method, we recognize the previously deferred product revenue and software-only license fees, as well as the earned PCS revenue, based on the portion of the applicable warranty period that has elapsed. The unearned PCS revenue is recognized ratably over the remainder the applicable warranty period. Notwithstanding our inability to establish VSOE of fair value of maintenance and support services to Nortel Networks under SOP No. 97-2 for revenue recognition purposes, we are permitted to present product revenue and service revenue separately on our consolidated statements of operations based on historical maintenance and support services renewal rates at the time of sale.
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
     Our product and service billings were $43.0 million and $107.1 million in the three and nine month periods ended September 28, 2008, respectively. Product and service billings to Nortel Networks were 93% of billings and 95% of billings in the three and nine month periods ended September 28, 2008.
     The following table reconciles revenue to product and service billings:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 28, 2008	September 30, 2007	September 28, 2008
Revenue	$3,645	$8,247	$160,170	$74,904
Less: deferred revenue acquired	—	—	(171)	—
Deferred revenue, at end of period	192,259	112,134	192,259	112,134
Less: deferred revenue, at beginning of period	(165,088)	(77,396)	(243,418)	(79,978)

Product and service billings	$30,816	$42,985	$108,840	$107,060

Deferred Revenue
     Product and service billings for invoiced shipments and software license fees, and related maintenance services for which revenue is not recognized in the current period are recorded as deferred revenue. Deferred revenue increases each fiscal period by the amount of product and service billings that are deferred in the period and decreases by the amount of revenue recognized in the period. We classify deferred revenue that we expect to recognize during the next twelve months as current deferred revenue on our balance sheet and the remainder as long-term deferred revenue. As of September 28, 2008, $107.4 million of deferred revenue is included in current liabilities and $4.8 million of deferred revenue is included in long-term liabilities.
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
     Earlier this year, Qualcomm indicated to us that we may owe them royalties of up to approximately $10 million for EV-DO products that we sold to Nortel Networks beginning in 2007. See Note 16 to the financial statements contained in Part 1, Item 1 above, “Related Party Transactions.” Although we believe we are not obligated to pay these royalties, if we are required to pay additional royalties on past or future sales, our cost of product revenue would increase.
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
Deferred Product Cost
     Cost related to product billings for invoiced shipments and software-only license fees for which revenue is not recognized in the current period is recorded as deferred product cost. Deferred product cost increases each fiscal period by the amount of product cost associated with product billings that are deferred in the period and decreases by the amount of product cost associated with revenue recognized in the period. We classify deferred product cost that we expect to recognize during the next twelve months as current deferred product cost on our balance sheet and the remainder as long term deferred product cost. As of September 28, 2008, $2.1 million of deferred product cost is included in current assets and $0.3 million of deferred product cost is included in long-term assets.
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
     We expense all research and development cost as it is incurred. Our research and development is performed by our engineering personnel in the United States, India and the United Kingdom. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position and the development of new products for new markets. Accordingly, we expect research and development expense to remain similar in amount for the next two fiscal quarters.
     Sales and Marketing. Sales and marketing expense consists primarily of:
•	salaries, benefits and stock-based compensation related to our sales, marketing and customer support personnel;

•	commissions payable to our sales personnel;

•	travel, lodging and other out-of-pocket expenses;

•	marketing program expenses; and

•	other related overhead costs.
     We expense sales commissions at the time they are earned, which typically is when the associated product and service billings are recorded or when a customer agreement is executed. We expect sales and marketing expense to be stable for the next two fiscal quarters.
     General and Administrative. General and administrative expense consists primarily of:
•	salaries, benefits and stock-based compensation related to our executive, finance, legal, human resource and administrative personnel;

•	professional services costs; and

•	other related overhead costs.
     We expect general and administrative expense to be stable during the next two fiscal quarters.
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
     Based on current stock option grants, we expect to recognize a future expense for non-vested options of $15.8 million over a weighted-average period of 2.82 years as of September 28, 2008. We expect stock-based compensation expense will increase for the foreseeable future as we expect to continue to grant stock-based incentives to our employees.
Operating Income on Billings
     Operating income on billings, which is a non-GAAP measure, varies from period to period according to the amount of gross profit on billings less operating expenses for the period.
Interest Income, Net
     Interest income, net, primarily relates to interest earned on our cash, cash equivalents and investments. In the third quarter of fiscal 2008, interest income was partially offset by interest expense from our outstanding debt.
Income Taxes
     We recorded a tax benefit of approximately 30% in the third quarter of 2008. We expect our tax rate to be volatile from quarter to quarter, depending on the timing of revenue recognition and the mix of profits and losses in the U.S. and foreign tax jurisdictions. We currently forecast our tax rate expense for the full year to be approximately 40%, including the benefit from the research and development (“R&D”) tax credit which was renewed retroactively for 2008 by Congress in October 2008.
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

Cash and Investments
     We had unrestricted cash and cash equivalents and investments totaling $222.0 million as of December 30, 2007 and $237.8 million as of September 28, 2008. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1), and high grade corporate notes (A1/A+). We also hold investments in AAA rated credit card asset backed securities, which have expected maturities of less than two years, actively traded and highly liquid. However, we do not invest in any other types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer (with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. Currently, we have investments in three issuers, the value of each of which equals approximately 12% of our portfolio. We intend to reduce our investments in these issuers as the securities mature to meet the concentration limits of our investment policy. We are otherwise in compliance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
Fiscal Year
     Our fiscal year ends on the Sunday closest to December 31. Our fiscal quarters end on the Sunday that falls closest to the last day of the third calendar month of the quarter.
Critical Accounting Policies and Estimates
     This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Investments and Restricted Investments
     We determine the appropriate categorization of investments in securities at the time of purchase. As of December 30, 2007 and September 28, 2008, our investments were categorized as held-to-maturity and are presented at their amortized cost. We classify securities on our balance sheet as short-term or long-term based on the date we reasonably expect the securities to mature or liquidate.
     As of September 28, 2008, we had 17 securities in an unrealized loss position totaling $3.0 million. The unrealized losses on individual securities ranged from 0.01% to 60.15% of amortized cost and represented 1.62% of total amortized cost of all investments. $2.9 million of this unrealized loss was attributable to our investments in a single issuer. We reviewed the fair market value of these securities from this issuer subsequent to September 28, 2008 and determined that our unrealized loss on these investments had declined from $2.9 million as of September 28, 2008 to $0.2 million as of October 10, 2008. As a result of the significant decline in the unrealized loss, and on account of the creditworthiness of the issuer, we concluded there is no other-than-temporary impairment on these investments. In addition, given the creditworthiness of the issuers of the remaining securities that are in an unrealized loss position at September 28, 2008, we concluded there is no other-than-temporary impairment on any other of these investments.
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
     Under multiple-element arrangements where several different products or services are sold together, we allocate revenue to each element based on VSOE of fair value. We use the residual method when fair value does not exist for one or more of the delivered elements in a multiple-element arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. For a delivered item to be considered a separate element, the undelivered items must not be essential to the functionality of the delivered item and there must be VSOE of fair value for the undelivered items in the arrangement. Fair value is generally limited to the price charged when we sell the same or similar element separately or, when applicable, the stated substantive renewal rate. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized after delivery of those elements occurs or when fair value can be established. For example, in situations where we sell a product during a period when we have a commitment for the delivery or sale of a future specified software upgrade, we defer revenue recognition until the specified software upgrade is delivered.
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
     As discussed above, we defer all revenue, including revenue related to maintenance and support services, which we refer to as post-contract customer support or PCS, until all specified upgrades outstanding at the time of shipment have been delivered. In connection with an amendment to our OEM arrangement with Nortel Networks dated September 28, 2007, we can no longer assert VSOE of fair value for PCS to Nortel Networks. When VSOE of fair value for PCS does not exist, all revenue related to product sales and software-only license fees, including bundled PCS, is deferred until all specified software upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, we recognize a proportionate amount of all such revenue previously deferred based on the portion of the applicable warranty period that has elapsed at the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. When VSOE of fair value for PCS exists, we allocate a portion of the initial product revenue and software-only license fees to the bundled PCS based on the fees we charge for annual PCS when sold separately. When all specified software upgrades outstanding at the time of shipment are delivered, under the residual method, we recognize the previously deferred product revenue and software-only license fees, as well as the earned PCS revenue, based on the portion of the applicable warranty period that has elapsed. The unearned PCS revenue is recognized ratably over the remainder the applicable warranty period. Notwithstanding our inability to establish VSOE of fair value of maintenance and support services to Nortel Networks under SOP No. 97-2 for revenue recognition purposes we are permitted to present product revenue and service revenue separately on our consolidated statements of operations based on historical maintenance and support services renewal rates at the time of sale.
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
     As there was no public market for our common stock prior to July 19, 2007, the date of our IPO, we determined the volatility percentage used in calculating the fair value of stock options we granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The weighted-average expected volatility percentage used in determining the fair value of stock options granted in the nine months ended September 30, 2007 was 78% and for the nine months ended

September 28, 2008 was 58%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments and SFAS 123(R). The expected life of options granted during the nine months ended September 30, 2007 was 6.47 years and for the nine months ended September 28, 2008 was 6.25 years. The weighted-average risk free interest rate used for the nine months ended September 30, 2007, was 4.69% and for the nine months ended September 30, 2008 was 3.22%. The risk-free interest rate is based on a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although we paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as we do not currently anticipate paying cash dividends on our shares of common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied estimated forfeiture rates of 3.0% for the nine months ended September 29, 2007 and between 4.0 and 5.0% for the nine months ended September 28, 2008 in determining the expense recorded in our consolidated statement of operations. These rates were derived by review of our historical forfeitures since 2000.
Income Taxes
     We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred income tax assets and liabilities for expected future tax consequences of events that have been recognized in our financial statements or tax returns. Under SFAS No. 109, we determine our deferred tax assets and liabilities based upon the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must then periodically assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and, to the extent we believe that it is more likely than not our deferred tax assets will not be recovered, we must establish a valuation allowance against our deferred tax assets.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, which is an interpretation of SFAS No. 109. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 but earlier application is encouraged. Differences between the amounts recognized in the statement of financial position prior to adoption of FIN No. 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We adopted the provisions of FIN No. 48 effective January 1, 2007. We did not recognize any liability for unrecognized tax benefits as a result of adopting FIN No. 48 as of January 1, 2007 and for the nine months ended September 30, 2007. We recognized a net reduction of $18,000 in unrecognized tax benefits during the nine months ended September 28, 2008 and had a balance of approximately $4.7 million at September 28, 2008. We recognized $142 thousand of interest related to unrecognized tax benefits in the nine months ended September 28, 2008.
Results of Operations
Comparison of Three Months Ended September 30, 2007 and September 28, 2008
Revenue and Product and Service Billings

	Three Months Ended		Period-to-Period
	September 30, 2007	September 28, 2008	Change
	(dollars in thousands)
Revenue	$3,645	$8,247	$4,602
Deferred revenue, end of period	192,259	112,134
Less: deferred revenue, beginning of period	(165,088)	(77,396)

Product and service billings	$30,816	$42,985	$12,169

     Our revenue for the third quarter of fiscal 2008 was derived principally from the ratable recognition of $5.5 million of software license and maintenance revenues deferred from June 2007 through December 2007 following the delivery of our June 2007 software version 6.0 specified upgrade to Nortel Networks in the second quarter of fiscal 2008. As we are no longer able to assert VSOE of fair value on our maintenance services provided to Nortel, we defer all revenue derived from Nortel-related software license and maintenance services, including bundled PCS, until we deliver all specified software upgrades that were outstanding at the time of shipment. At the time of the delivery of all such upgrades, we recognize an amount of all such revenue previously deferred proportionate to the applicable warranty period that has elapsed at the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. Our revenue for the third quarter of fiscal 2008 also consisted of maintenance and support renewal services performed during the quarter as well as other product and service revenue. The revenue recognized in the third quarter of fiscal 2007 principally consisted of maintenance and support renewal services performed during the quarter.
     The increase in our product and service billings for the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007 was due primarily to increased EV-DO billings, which were driven by increased demand for our RNCs and operator deployments of our software release version 6.0 that we delivered in June 2008. In addition, billings in the third quarter of fiscal 2007 were lower than earlier in fiscal 2007 due to the substantial completion of initial operator rollouts of Rev A upgradeable channel cards in the first half of fiscal 2007. We expect billings to increase year-over-year in the fourth quarter of 2008 as operators deploy additional capacity in their networks.
Cost of Revenue and Cost Related to Product and Service Billings

	Three Months Ended		Period-to-Period
	September 30, 2007	September 28, 2008	Change
	(dollars in thousands)
Cost of revenue	$1,689	$2,652	$963
Deferred product cost, end of period	1,323	2,397
Less: deferred product cost, beginning of period	(701)	(1,354)

Cost related to product billings	$2,311	$3,695	$1,384

     The increase in cost of revenue was primarily due to an increase in cost of service revenue related to an increase in customer service headcount to support a larger installed base of product.
     The increase in cost related to product and service billings was due primarily to deferred costs associated with initial sales of prototype units and funded development costs of our FMC products, as well as cost of service revenue related to an increase in customer service headcount.
Gross Profit and Gross Profit on Billings

	Three Months Ended		Period-to-Period
	September 30, 2007	September 28, 2008	Change
	(In thousands)
Gross profit	$1,956	$5,595	$3,639
Deferred revenue, at end of period	192,259	112,134
Less: Deferred revenue, at beginning of period	(165,088)	(77,396)
Deferred product cost, at beginning of period	701	1,354
Less: Deferred product cost, at end of period	(1,323)	(2,397)

Gross profit on Billings	$28,505	$39,290	$10,785

     The increase in gross profit was due primarily to an increase in revenue of $4.6 million from $3.6 million in the third quarter of fiscal 2007 to $8.2 million in the third quarter of fiscal 2008, offset in part by an increase in cost of revenue of $1.0 million from $1.7 million in the third quarter of fiscal 2007 to $2.7 million in the third quarter of fiscal 2008. We expect gross profit on our revenue to continue to fluctuate significantly in the future based on the time period between commitments for future software upgrades and the volume of sales in those time intervals, and the mix of business between hardware products, software products and services.
     Gross profit on Billings increased primarily due to an increase in product and service billings of $12.2 million from $30.8 million in the third quarter of fiscal 2007 to $43.0 million in the third quarter of fiscal 2008, partially offset by an increase in cost related to product billings of $1.4 million from $2.3 million in the third quarter of fiscal 2007 to $3.7 million in the third quarter of fiscal 2008.

     Operating Expenses

	Three Months Ended		Period-to-Period Change
	September 30, 2007	September 28, 2008	Amount	Percentage
	(dollars in thousands)
Research and development	$20,395	$18,859	$(1,536)	(7.5%)
Sales and marketing	3,029	3,809	780	25.8%
General and administrative	1,743	2,281	538	30.9%

Total operating expenses	$25,167	$24,949	$(218)	(0.9%)

     Research and Development. The decrease in research and development expense was due primarily to a decrease in salary and benefit expense associated with a decrease in research and development headcount, partially offset by an increase in outside services expense related to non-recurring engineering costs incurred in the third quarter of fiscal 2007 associated with our research and development activities. Salary and benefit expense decreased by $1.0 million to $12.4 million in the third quarter of fiscal 2008 from $13.4 million in the third quarter of fiscal 2007. Outside services expense decreased by $0.6 million to $0.9 million in the third quarter of fiscal 2008 from $1.5 million in the third quarter of fiscal 2007.
     Sales and Marketing. The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense associated with an increase in the number of sales and marketing employees to expand our international presence and support our new FMC product lines, which we plan to sell to a larger base of OEMs and operators than our EV-DO products. Salary and benefit expense associated with the increase in headcount increased by $0.5 million to $2.8 million in the third quarter of fiscal 2008 from $2.3 million in the third quarter of fiscal 2007.
     General and Administrative. The increase in general and administrative expense was due to an increase in audit fees, outside services expense and other costs associated with being a public company. Audit fees increased $0.2 million to $0.3 million in the third quarter of fiscal 2008 from $0.1 million in the third quarter of fiscal 2007. Outside services expense increased $0.1 million to $0.3 million in the third quarter of fiscal 2008 from $0.2 million in the third quarter of fiscal 2007.
Operating Loss and Operating Profit on Billings

	Three Months Ended		Period-to-Period
	September 30, 2007	September 28, 2008	Change
	(In thousands)
Operating loss	$(23,211)	$(19,354)	$(3,857)
Deferred revenue, at end of period	192,259	112,134
Less: Deferred revenue, at beginning of period	(165,088)	(77,396)
Deferred product cost, at beginning of period	701	1,354
Less: Deferred product cost, at end of period	(1,323)	(2,397)

Operating profit on billings	$3,338	$14,341	$11,003

     The decrease in operating loss was due primarily to the increase in our gross profit described above, as well as the decrease in our operating expenses described above.
     The increase in operating profit on Billings was due to the increase in our Gross Profit on Billings described above, and the decrease in our operating expenses described above.
     Interest Income, Net. Interest income, net, primarily consists of interest generated from the investment of our cash balances. The decrease in interest income from $2.5 million in the third quarter of fiscal 2007 to $1.5 million in the third quarter of fiscal 2008 was due primarily to lower interest rates and returns on investments.
     Income Taxes. We recognized a tax benefit of $5.4 million in the third quarter of fiscal 2008 primarily related to losses incurred from operations during the quarter.
Comparison of Nine Months Ended September 30, 2007 and September 28, 2008

Revenue and Product and Service Billings

	Nine Months Ended		Period-to-Period
	September 30, 2007	September 28, 2008	Change
	(dollars in thousands)
Revenue	$160,170	$74,904	$(85,266)
Less: deferred revenue acquired	(171)	—
Deferred revenue, end of period	192,259	112,134
Less: deferred revenue, beginning of period	(243,418)	(79,978)

Product and service billings	$108,840	$107,060	$(1,780)

     Our revenue for the first three quarters of fiscal 2008 was derived principally from the ratable recognition of $61.0 million of software license and maintenance revenues related to the delivery in June 2008 of our June 2007 software release version 6.0 specified upgrade to Nortel Networks. As we are no longer able to assert VSOE of fair value on our maintenance services provided to Nortel, all revenue associated with Nortel-related software license and maintenance services, including bundled PCS, is deferred until all specified software upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, we recognize an amount of all such revenue previously deferred proportionate to the portion of the applicable warranty period that has elapsed at the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. Our revenue for the first three quarters of fiscal 2008 also consists of the ratable recognition of $6.2 million of software license and maintenance revenues related to the delivery in the fourth quarter of fiscal 2007 of our September 2006 software version 5.0 specified upgrade to Nortel Networks, maintenance and support renewal services performed during the first three quarters of fiscal 2008 and other product and service revenue. The revenue recognized in the first three quarters of fiscal 2007 principally consisted of product shipments and sales of software licenses, maintenance and support that was billed and deferred from April 2005 through August 2006. We recognized this revenue as a result of the delivery in April 2007 of our software release 4.0 specified upgrade.
     The decline in our product and service billings for the first three quarters of fiscal 2008, as compared to the first three quarters of fiscal 2007 was due primarily to billings in the first three quarters of fiscal 2007 primarily consisting of initial operator rollouts of Rev A upgradeable channel cards as opposed to billings in the first three quarters of fiscal 2008 primarily consisting of operators deploying additional capacity in their networks. We expect billings to increase year-over-year in the fourth quarter of 2008 as operators deploy additional capacity in their networks.
Cost of Revenue and Cost Related to Product and Service Billings

	Nine Months Ended		Period-to-Period
	September 30, 2007	September 28, 2008	Change
	(dollars in thousands)
Cost of revenue	$39,142	$7,892	$(31,250)
Deferred product cost, end of period	1,323	2,397
Less: deferred product cost, beginning of period	(34,214)	(1,050)

Cost related to product billings	$6,251	$9,239	$2,988

     The decrease in cost revenue was primarily due to the transition of manufacturing for Rev A channel cards to Nortel Networks in fiscal 2006 as cost of revenue in 2007 included hardware costs for channel cards shipped during 2006.
     The increase in cost related to product and service billings was due primarily to deferred costs associated with initial sales of prototype units and development costs of our FMC products.
Gross Profit and Gross Profit on Billings

	Nine Months Ended		Period-to-Period
	September 30, 2007	September 28, 2008	Change
	(In thousands)
Gross profit	$121,028	$67,012	$(54,016)
Less: deferred revenue acquired	(171)	—
Deferred revenue, at end of period	192,259	112,134
Less: Deferred revenue, at beginning of period	(243,418)	(79,978)
Deferred product cost, at beginning of period	34,214	1,050
Less: Deferred product cost, at end of period	(1,323)	(2,397)

Gross profit on Billings	$102,589	$97,821	$(4,768)

     The decrease in gross profit was due primarily to a decrease in revenue of $85.2 million to $75.0 million in the first three quarters of fiscal 2008 from $160.2 million in the first three quarters of fiscal 2007, partially offset by a decrease in cost of revenue of $31.2 million to $7.9 million in the first three quarters of fiscal 2008 from $39.1 million in the first three quarters of fiscal 2007. We expect gross profit on our revenue to continue to fluctuate significantly in the future based on the time period between commitments for future software upgrades and the volume of sales in those time intervals, and the mix of business between hardware products, software products and services.
     Gross profit on Billings decreased primarily due to a decrease in product and service billings of $1.7 million to $107.1 million in the first three quarters of fiscal 2008 from $108.8 million in the first three quarters of fiscal 2007 as well as an increase in cost related to product billings of $3.0 million to $9.2 million in the first three quarters of fiscal 2008 from $6.2 million in the first three quarters of fiscal 2007.
Operating Expenses

	Nine Months Ended		Period-to-Period Change
	September 30, 2007	September 28, 2008	Amount	Percentage
	(dollars in thousands)
Research and development	$54,976	$56,209	$1,233	2.2%
Sales and marketing	8,791	11,212	2,421	27.5%
General and administrative	4,980	6,675	1,695	34.0%
In-process research and development	2,340	—	(2,340)

Total operating expenses	$71,087	$74,096	$3,009	4.2%

     Research and Development. The increase in research and development expense was due primarily to the annual pay rate increases of research and development employees in our Chelmsford, Massachusetts, Bangalore, India and Cambridge, United Kingdom facilities, partially offset by a small decrease in the average number of research and development employees at these facilities. Salary and benefit expense increased by $1.5 million to $39.1 million in the first three quarters of fiscal 2008 from $37.6 million in the first three quarters of fiscal 2007.
     Sales and Marketing. The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense and travel expense associated with an increase in the number of sales and marketing employees to expand our international presence and support our new FMC product lines, which we expect to sell to a larger base of OEMs and operators than our EV-DO products. Salary and benefit expense associated with the increase in headcount increased by $1.6 million to $8.0 million in the first three quarters of fiscal 2008 from $6.4 million in the first three quarters of fiscal 2007. Travel expense increased by $0.6 million to $1.6 million in the first three quarters of fiscal 2008 from $1.0 million in the first three quarters of fiscal 2007.
     General and Administrative. The increase in general and administrative expense was due to an increase in insurance and outside service expenses, legal and audit fees and other costs associated with being a public company as well as an increase in the number of general and administrative employees to support our growth. Insurance expense increased $0.4 million to $0.8 million in the first three quarters of fiscal 2008 from $0.4 million in the first three quarters of fiscal 2007. Outside service expense increased $0.4 million to $0.7 million in the first three quarters of fiscal 2008 from $0.3 million in the first three quarters of fiscal 2007. Legal fees increased $0.2 million to $0.8 million in the first three quarters of fiscal 2008 from $0.6 million in the first three quarters of fiscal 2007. Audit fees increased $0.3 million to $0.8 million in the first three quarters of fiscal 2008 from $0.5 million in the first three quarters of fiscal 2007. Salary and benefit expense increased by $0.4 million to $3.2 million in the first three quarters of fiscal 2008 from $2.8 million in the first three quarters of fiscal 2007.

Operating Profit and Operating Profit on Billings

	Nine Months Ended		Period-to-
	September 30,	September 28,	Period
	2007	2008	Change
		(In thousands)
Operating profit (loss)	$49,941	$(7,084)	$(57,025)
Less: deferred revenue acquired	(171)	—
Deferred revenue, at end of period	192,259	112,134
Less: Deferred revenue, at beginning of period	(243,418)	(79,978)
Deferred product cost, at beginning of period	34,214	1,050
Less: Deferred product cost, at end of period	(1,323)	(2,397)

Operating profit on billings	$31,502	$23,725	$(7,777)

     The decrease in operating profit was due primarily to the decrease in our gross profit, described above, coupled with the increase in our operating expenses, described above.
     The decrease in operating profit on Billings was due to the decrease in our Gross Profit on Billings, described above, coupled with the increase in our operating expenses, described above.
     Interest Income, Net. Interest income, net, consists primarily of interest generated from the investment of our cash balances. The decrease in interest income of $1.2 million from $7.1 million in the first three quarters of fiscal 2007 to $5.8 million in the first three quarters of fiscal 2008 was due primarily to lower interest rates and returns on investments partially offset by higher average cash balances.
     Income Taxes. We recognized a tax expense of $2.4 million in the first three quarters of fiscal 2008 primarily related to profits in the United States taxed at the federal and state statutory tax rate and the effect of losses from foreign operations for which no tax benefit can be recognized.
Liquidity and Capital Resources
     As of September 28, 2008, our principal sources of liquidity were cash, cash equivalents and investments of $237.8 million. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high grade (A1+/P1) commercial paper and high grade (A1/A+) corporate notes. We also hold investments in AAA rated credit card asset backed securities, which have expected maturities of less than two years, actively traded and highly liquid. However, we do not invest in any other types of asset backed securities such as those backed by mortgages or auto loans. As of September 28, 2008, none of our investments had incurred defaults or had been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer (with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. As of September 28, 2008, we have investments in three issuers, the value of each of which equals approximately 12% of our portfolio. We intend to reduce our investments in these issuers as the securities mature to meet the concentration limits of our investment policy. We are otherwise in compliance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
     In July 2008, our board of directors approved a share repurchase program authorizing us to purchase up to $20 million of our common stock over the next 12 months. The share repurchase program terminates on July 29, 2009 or earlier if we so elect. The purchases of common stock will be executed periodically on the open market under a Rule 10b5-1 plan as market conditions warrant. We entered into the Rule 10b5-1 plan in August 2008. Shares repurchased through September 28, 2008 are summarized below.

				Total Number		Approximate Dollar
	Total			of Shares		Value of Shares
	Number of		Average	Purchased as		That May Yet Be
	Shares		Price Paid	Part of Publicly		Purchased Under the
Period	Purchased		per Share	Announced Program		Announced Program
June 30, 2008 — July 27, 2008	—		n/a	—		$20,000,000
July 28, 2008 — August 24, 2008	205,100		$5.30	205,100		$18,913,000
August 25, 2008 — September 28, 2008	465,848		$5.28	465,848		$16,451,000

Total	670,948	(1)	$5.29	670,948	(1)	$16,451,000

     As of September 28, 2008, we did not have any lines of credit or other similar source of liquidity, other than capital leases of approximately $2 thousand.

	(in thousands)
	As of	As of
	December 30,	September 28,
	2007	2008
Cash and cash equivalents	$43,547	$55,320
Investments, short-term	178,416	182,494
Accounts receivable, net	14,171	8,093
Working capital	131,886	138,171

	(in thousands)
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 28,
	2007	2008
Cash flow from operating activities	$81,375	$13,310
Cash flow from investing activities	(111,756)	(2,213)
Cash flow from financing activities	(21,432)	460
     During the nine months ended September 30, 2007 and September 28, 2008, we funded our operations primarily with cash flow from operating activities. Cash flow from operating activities is generally derived from net income, fluctuations of current assets and liabilities and to a lesser extent non-cash expenses.
     In the first three quarters of fiscal 2007, cash flow from operating activities was $81.4 million, which exceeded our net income by $32.3 million. This was primarily due to the decrease in accounts receivable of $37.9 million associated with collections of billings, a decrease in deferred product cost of $32.9 million associated with the delivery of a specified upgrade, and an increase in accrued taxes of $3.8 million. These increases in cash flow were partially offset by a decrease in deferred revenue of $51.3 million associated with the delivery of a specified upgrade and the related revenue recognition. Our ability to continue to generate cash flow from operations will depend in large part on the volume of our product and service billings, our ability to collect accounts receivable, and by the growth of our operating expenses.
     In the first three quarters of fiscal 2008, we generated $13.3 million in cash flow from operating activities despite a net loss of $3.6 million. This was primarily as a result of an increase in deferred revenue of $32.2 million associated with billings and a decrease in accounts receivable of $6.1 million associated with collections of billings. These increases in cash flow were partially offset by accrued income tax payments of $24.6 million. Our ability to generate cash flow from operations depends in large part on the volume of our product and service billings, our ability to collect accounts receivable, timing of tax payments, and the growth of our operating expenses.
     Cash flow from investing activities resulted primarily from the timing of purchases, maturities and sales of investments and purchases of property and equipment.

     Cash used in financing activities in the first three quarters of fiscal 2007 consisted primarily of a special dividend payment of $72.7 million partially offset by net proceeds of $51.4 million from our IPO, as well as proceeds from the exercise of stock options. Cash flow financing activities in the first three quarters of fiscal 2008 consisted primarily of proceeds from the exercise of stock options as well as the tax benefit associated with the exercise of stock options during the year substantially offset by the repurchase of common shares under our share repurchase program.
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
     In October 2004, we entered into a seven-year lease agreement for its headquarters facility. We are obligated to pay monthly rent through 2012.
     Future minimum commitments as of September 28, 2008, under all of our operating leases, are as follows:

Fiscal year:
Remainder of 2008	$391
2009	1,523
2010	1,501
2011	1,508
2012	429
Thereafter	9

$5,361

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
     Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound in which our operating obligations in Cambridge, United Kingdom are paid, and the Indian rupee, in which our operating obligations in Bangalore, India are paid. To date, we have not entered into any hedging contracts, although we may do so in the future. Fluctuations in currency exchange rates could affect our business in the future.
Interest Rate Sensitivity
     We had unrestricted cash and cash equivalents and investments totaling $222.0 million as of December 30, 2007 and $237.8 million as of September 28, 2008. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored entities, high grade (A1+/P1) commercial paper and high grade (A1/A+) corporate notes. We also hold investments in AAA rated credit card asset backed securities, which have expected maturities of less than two years, are actively traded and highly liquid. However, we do not invest in any other types of asset backed securities such as those backed by mortgages or auto loans. As of September 28, 2008, none of our investments had incurred defaults or had been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer (with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. As of September 28, 2008, we have investments in three issuers, the value of each of which equals approximately 12% of our portfolio. We intend to reduce our investments in these issuers as the securities mature to meet the concentration limits of our investment policy. We are otherwise in compliance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
     Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investments. We do not own derivative financial investment instruments in our investment portfolio. In the event of a hypothetical ten percent adverse movement in interest rates, our losses of future earnings and assets would be immaterial; however, actual effects might differ materially from the hypothetical analysis.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 28, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting occurred during the fiscal quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We derived almost all of our revenue and billings in each of the last several years from sales to a single OEM customer, Nortel Networks. Nortel Networks accounted for 93% of our revenue and 95% of our billings in the first three quarters of fiscal 2008, 99% of our revenue and 98% of our billings in fiscal 2007, 95% of our revenue and 94% of our billings in fiscal 2006 and 16% of our revenue and 98% of our billings in fiscal 2005. Our contract with Nortel Networks can be terminated by Nortel Networks at any time and, in any event, does not contain commitments for future purchases of our products. The rate at which Nortel Networks purchases products from us depends on its success in selling to operators its own EV-DO infrastructure solutions that include our products. There can be no assurance that Nortel Networks will continue to devote and invest significant resources and capital to its wireless infrastructure business or that it will be successful in the future in such business. Nortel Networks might seek to develop internally, or acquire from a third party, alternative wireless solutions to those currently purchased from us. In addition, Nortel Networks may seek to develop an alternative solution by utilizing technology that has been developed by LG Electronics, with which Nortel Networks has a joint venture. Consolidation is common in the telecommunications industry. Should Nortel Networks merge its wireless infrastructure businesses with another telecommunications company, Nortel Networks could seek to deploy alternative solutions by utilizing technology that has been developed by the other company. We expect to derive a substantial majority of our revenue and billings in fiscal 2008 and fiscal 2009 from Nortel Networks, and therefore any adverse change in our relationship with Nortel Networks, or a significant decline or shortfall in our sales to Nortel Networks, would significantly harm our business and operating results.
Because our OEM business model requires us to defer the recognition of most of our revenue from product sales until we deliver specified upgrades, and in some cases to further defer a portion of our revenue until applicable warranty periods expire, our revenue in any period is not likely to be indicative of the level of our sales activity in that period.
     We recognize revenue from the sale of products under our OEM agreements only after we deliver specified upgrades to those products that were committed at the time of sale. The period of development of these upgrades can range from 12 to 24 months after the date of commitment. As a result, most of our revenue in any quarter typically reflects license fees under our OEM agreements for products delivered and invoiced to customers several quarters earlier. For these products, we generally record the amount of the invoice as deferred revenue and then begin to recognize such deferred revenue as revenue upon delivery of the committed software upgrades. When we cannot establish VSOE of fair value for our maintenance and support services, we recognize a portion of the product and services revenue based on the portion of the warranty period that has elapsed when the revenue first became recognizable, and we recognize the remaining portion of that product and services revenue ratably as the warranty period expires. As a result, our revenue is not likely to be indicative of the level of our sales activity in any period. Due to our OEM business model, we expect that, for the foreseeable future, any quarter in which we recognize a significant amount of deferred revenue as a result of our delivery of a previously committed upgrade will be followed by one or more quarters of insignificant revenue as we defer revenue while we develop additional upgrades. Investors may encounter difficulties in tracking the performance of our business because our revenue will not reflect the level of our billings in any period, and these difficulties could adversely affect the trading price of our common stock.
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
     The standards for mobile broadband solutions are expected to evolve into a fourth generation of wireless standards, known as 4G. Wireless operators have announced plans to build networks based on the 4G standard. For example, Verizon Wireless, Bell Mobility and TELUS have each announced their intent to build 4G networks using the Long Term Evolution, or LTE, standard and Sprint Nextel has announced its intent to build a 4G network using WiMAX technology. In addition, Bell Mobility and TELUS each recently announced that they will overlay their CDMA networks with UMTS technology as they migrate to the LTE standard. The market for our existing EV-DO products is likely to decline if and when operators begin to delay expenditures for EV-DO products in anticipation of the availability of new 4G-based products. Our primary OEM customer, Nortel Networks, has publicly announced that it is developing 4G-based LTE and WiMAX products. We do not have an agreement to supply Nortel Networks with any 4G-based products. We believe that it is likely that Nortel Networks will choose to enter into partnerships for 4G-based products with one or more of our competitors or choose to develop these products internally.
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
     Some of the technology that we incorporate into our EV-DO products and sell to Nortel Networks is licensed from Qualcomm. Historically, we utilized this technology under license agreements between our company and Qualcomm and between Nortel Networks and Qualcomm. Some of the royalties for this technology were paid to Qualcomm by Nortel Networks. Qualcomm recently undertook an audit of the royalties that were paid in respect of the EV-DO products that we sold between 2003 and 2007. In connection with the audit, Qualcomm indicated that, due to a change in its licensing arrangement with Nortel Networks, we may owe additional royalties of up to approximately $10 million to Qualcomm for products that we sold to Nortel Networks beginning in 2007. We believe that we should not be responsible for any such royalties to Qualcomm because, among other things, we had established a course of dealing with Qualcomm in which Nortel Networks paid the royalties for such licensed technology and we had not been notified of the modifications to Qualcomm’s licensing arrangement with Nortel Networks. As such, we have not provided for any potential liability in regard to this matter. If we are required to pay royalties on either past or future sales of EV-DO products, such payments would adversely affect our operating results.
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
     A substantial portion of our cumulative billings for fiscal 2006, fiscal 2007 and the first three quarters of fiscal 2008 are attributable to sales of our EV-DO products by Nortel Networks to two large wireless operators in North America. Our sales of EV-DO products currently depend to a significant extent on the rate at which these operators expand and upgrade their CDMA networks. Our business and operating results would be harmed if either of these operators were to select a wireless network solution offered by a competitor or for any other reason were to discontinue or reduce the use of our products or product upgrades in their networks.
If the market for our FMC products does not develop as we expect, or our FMC products do not achieve sufficient market acceptance, our business will suffer.
     We are investing significantly in the development of both our EV-DO based and UMTS based FMC products so that operators may offer mobile broadband services using wireline broadband connections and a combination of mobile and Wi-Fi networks. We do not expect to have meaningful sales of our FMC products until 2009, depending on operators’ deployment plans. However, it is possible that the market for our FMC products will not develop as we expect. Even if a market for our FMC products develops, it is uncertain whether our FMC products will achieve and sustain high levels of demand and market acceptance. Our ability to sell our FMC products will depend, in part, on factors outside our control, such as the commercial availability and market acceptance of mobile phones designed to support FMC applications and the market acceptance of femtocell access point products. The market for our FMC products may be smaller than we expect, the market may develop more slowly than we expect or our competitors may develop alternative technologies that are more attractive to operators. Our FMC products are an important component of our growth and diversification strategy and, therefore, if we are unable to successfully execute on this strategy, our sales, billings and revenues could decrease and our operating results could be harmed.
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
Adverse conditions in the global economy and disruption of financial markets could negatively affect our customers’, and therefore, our performance.
     An economic downturn in the business or geographic areas in which we sell our products could reduce demand for our products and result in a decline in our revenue and billings. Volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations and therefore also could reduce demand for our products and result in a decline in our revenues and billings.
     In addition, during economic downturns, customers may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant customers do not pay amounts owed to us in a timely manner or becomes unable to pay such amounts to us at a time when we have substantial amounts receivable from such customers, our cash flow and results of operations may suffer.
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
Future interpretations of existing accounting standards or the application of new standards could adversely affect our operating results.
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
     For example, we recognize substantially all of our revenue in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, or SOP No. 97-2. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements and arrangements for the sale of hardware products that contain more than an insignificant amount of software. We collaborate with our OEM customers to develop and negotiate pricing for specific features for future product releases and specified software upgrades. Because we do not sell the same products and upgrades to more than one customer, we are unable to establish fair value for these products and upgrades. As a result, under SOP No. 97-2, we are required to defer most of our revenue from sales to our OEM customers until after we ship specified upgrades that were committed to the OEM customer at the time of sale. Future interpretations of existing accounting standards, including SOP No. 97-2, or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations. Because we are unable to establish VSOE of fair value for maintenance and support services we sell to Nortel Networks, we are required to further defer our recognition of a portion of revenue on sales to Nortel Networks. As a result, we may be required to change the timing of revenue recognition in future periods, which could adversely affect our operating results in current or future periods.
     In August 2008, the SEC decided to seek public comments on the potential mandatory adoption of International Financial Reporting Standards, or IFRS, by all U.S. issuers. The proposed roadmap targets potential mandatory adoption of IFRS in the U.S. beginning in 2014, but lays out several milestones that would need to be achieved prior to the SEC mandating use of IFRS for all U.S. issuers. The proposed rule would allow certain qualifying domestic issuers to use IFRS as early as fiscal years ending on or after December 15, 2009. Should we be required to adopt IFRS, our operating results for past, current, or future periods may be adversely affected. We have not yet assessed the impact of potentially applying IFRS.
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
     We have sales personnel in seven countries worldwide, approximately 140 engineers and support staff in Bangalore, India and approximately 45 engineers and support staff in Cambridge, United Kingdom. We expect to continue to add personnel in foreign countries, especially at our Bangalore, India and Cambridge, United Kingdom facilities. Our international operations subject us to a variety of risks, including:
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
     Our directors and executive officers and their affiliates beneficially owned a majority of our outstanding common stock as of September 28, 2008. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the third quarter of fiscal 2008, we repurchased shares of our common stock as follows:

					Approximate Dollar
				Total Number of	Value of Shares
				Shares Purchased as	That May Yet Be
	Total Number of		Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased		per Share	Announced Program	Announced Program
June 30, 2008 — July 27, 2008	—		—	—	$20,000,000
July 28, 2008 — August 24, 2008	205,100		$5.30	205,100	$18,913,000
August 25, 2008 — September 28, 2008	465,848		$5.28	465,848	$16,451,000

Total	670,948	(1)	$5.29	670,948	$16,451,000

(1)	We repurchased 670,948 shares of our common stock under a Rule 10b5-1 plan pursuant to a share repurchase program, which we publicly announced on August 6, 2008. Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $20.0 million in the aggregate pursuant to the share repurchase program, which expires on July 29, 2009.
Item 6. Exhibits.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRVANA, INC.
	By:	/s/ Randall S. Battat
Randall S. Battat
Date: November 5, 2008		President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey D. Glidden
Jeffrey D. Glidden
Date: November 5, 2008		Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)