Form 10-K
period 2008-12-28
AIRVANA INC
filed 2009-02-24
CIK 1116435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

The Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 27, 2008, based on the closing price of common stock as reported by The NASDAQ Global Market on such date, was approximately $109.4 million.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of February 17, 2009 was: 62,610,229

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders, to be files pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 28, 2008, are incorporated by reference into this Form 10-K.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008

Forward Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenues, billings or other financial items; development of femtocell alliances and shipments; any statements of the plans, strategies and objectives of management for future operations; statements related to the effect of Nortel Networks’ bankruptcy; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission or SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Part I

Item 1.	Business

Overview

We are a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. We specialize in helping operators transform the mobile experience of users worldwide. Our high performance technology and products, from comprehensive femtocell solutions to core mobile network infrastructure, enable operators to deliver broadband services to mobile subscribers, wherever they are. Broadband multimedia services are growing rapidly as business users and consumers increasingly use mobile devices to work, communicate, play music and video and access the Internet. By expanding wireless broadband services, operators are able to increase their data services revenue and mitigate the decline in voice revenue caused by heightened competition. We expect that the introduction of voice-over-Internet Protocol, or VoIP, telephony services on mobile broadband networks, continued capacity expansion of operator networks and accelerated use of multimedia applications will increasingly make mobile broadband networks the primary method for mobile communications and entertainment.

Our products leverage our expertise in three technologies — wireless communications, Internet Protocol, or IP, and broadband networking. IP technology is the foundation of our solutions. Our products enable new services and deliver carrier-grade mobility, scalability and reliability with relatively low operating and capital costs. As a result, our products have advantages over products based on circuit switching or legacy communication protocols.

Most of our current products are based on a wireless communications standard known as CDMA2000 1xEV-DO, or EV-DO. In 2002, we began delivering commercial infrastructure products based on the first generation EV-DO standard known as Rev 0. The second generation EV-DO standard is known as Rev A and supports push-to-talk, VoIP and faster Internet services. We delivered our first Rev A software release in April 2007. Prior to 2008, most of our EV-DO sales were driven by operator deployments focused on coverage — with operators extending their broadband services across larger portions of their subscriber geographies. Operators in some markets continue to deploy our products to expand coverage. Data traffic and service revenue growth continues to outpace voice growth at many major wireless operators around the world. Our EV-DO sales in 2008 were driven by capacity growth as operators looked to expand their capacity to accommodate increased data traffic fueled by greater consumer use of handheld devices, web browsing, and third generation wireless standards, or 3G, multimedia applications. Over the longer term, we expect our EV-DO sales to continue to be driven by capacity growth as operators acquire more broadband subscribers that consume more broadband data.

We have developed a special business model to serve mobile operators and our original equipment manufacturer, or OEM, customers with embedded software products. Our software is deployed in an OEM’s installed base of wireless networks. These networks are designed to deliver high quality wireless services to millions of consumers and are built and regularly upgraded over long periods of time, often 10 to 15 years. A key element of our strategy is to deliver significant increases in performance and functionality to both our OEM customers and to operators through software upgrades to these networks. In 2007, we delivered two major EV-DO software releases that provide for deployment of high-performance multi-media applications by enabling faster downlink and uplink speeds, supporting push-to-talk services, and adding new proprietary “clustering” features that are designed to dramatically improve network scalability. In 2008 we delivered two additional EV-DO software releases which enable mobile operators to more efficiently increase capacity and accelerate the roll-out of next-generation multimedia services.

We are also investing significantly in fixed mobile convergence, or FMC, products that transform the experience of using mobile devices indoors, providing benefits such as better coverage, better quality and performance of broadband applications, and lower costs for both users and operators. Our FMC products enable operators to take advantage of wireline broadband connections such as cable, digital subscriber line, or DSL, and fiber that already exist in most offices and homes to connect mobile devices to an operator’s services. There are two ways to accomplish this. The first is to use Wi-Fi and the second is to place a personal base station, or what the industry refers to as a femtocell access point, in the home or office. To address both of these market opportunities, we have developed our universal access gateway, or UAG, product to manage security and hand-offs when connecting a Wi-Fi phone or a femtocell product to an operator’s network. Currently, there is significant operator interest in our FMC products, especially our femtocells, as they work with existing handsets. Our FMC products include versions to support networks based on either of the world’s most prevalent wireless standards, code division multiple access, or CDMA, and universal mobile telephone standard, or UMTS. Our FMC products are an important component of our growth and diversification strategy. Users also utilize our mobile broadband technology and products to create private mobile networks.

We were founded in March 2000 and sold our first product in the second quarter of fiscal 2002. Our growth has been driven primarily by sales through our OEM customers to wireless operators already using our EV-DO products as they increase the capacity and geographic coverage of their networks, and by an increase in the number of wireless operators that decide to deploy our EV-DO products on their networks. We have sold nearly 55,000 channel card licenses for use by over 70 operators worldwide.

Industry Background

Mobile phones and other handheld mobile devices, such as Blackberry devices and smartphones, have become ubiquitous. iSuppli Corporation predicts that the total number of worldwide mobile device subscribers will grow from 2.7 billion in 2006 to 3.7 billion by 2010. Historically, demand for voice communications has driven the rapid growth in wireless services. The availability of affordable mobile phones and lower service costs, such as flat-rate pricing for long distance calling, has increased demand for mobile voice communications. Until recently, mobile phones were used primarily for voice communication. The continued growth of mobile broadband services and introduction of flat-rate plans which include both voice and data have driven significant growth in the use of data services. Data revenues continue to grow rapidly and represent a growing portion of operators’ wireless services revenues and, hence, constitute a major growth opportunity for the industry.

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

The Need for Fixed-Mobile Convergence

As people increasingly use wireless services as their primary means of communication, the mobile phone is becoming the primary phone for many users. Accordingly, more and more mobile phone calls are happening indoors. However, the experience of using mobile devices indoors is often inferior to that of landline devices or the use of mobile devices outdoors. At the same time, cheap, high-capacity broadband services are increasingly available in homes and offices via landline (i.e. DSL and cable data technologies) connections.

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

Enable New Service Offerings

Our EV-DO mobile network products enable operators to deliver a broad range of new mobile broadband services, including:

•	Mobile Broadband Internet Access. Our EV-DO network products allow operators to offer broadband-quality Internet access anywhere in their networks. Users can access EV-DO-based networks through their laptop computers and other mobile devices. Mobile broadband networks offer increased convenience and mobility and wider coverage than wireless local area technologies such as Wi-Fi. In addition, in some developing markets, EV-DO networks are being used as a wireless alternative to DSL or cable to provide last-mile broadband Internet access. Our products have been used to deploy these services in Eastern Europe and Latin America.

•	Multimedia Consumer Services. Our EV-DO products enable wireless operators to provide multimedia services, such as video, music downloads, IP-TV and gaming. Broadband speed is important to users seeking to download or transmit the large files associated with multimedia services. Reflecting the growth of this market, media companies and wireless operators are developing content tailored for mobile phones. In 2008, Juniper Research estimated that global mobile entertainment services revenue, consisting of user-generated content, gambling, adult and infotainment, would increase three-fold by 2012.

•	Enhanced Voice Services. Our EV-DO products enable the delivery of interactive voice and video services, such as IP-based push-to-talk, video telephony and VoIP. For example, Sprint Nextel has announced its intention to deliver push-to-talk over its EV-DO network. In the future, our technology will enable wireless operators to migrate from separate voice and data networks to a single IP-based mobile broadband network delivering both voice and data.

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

Leverage Existing Broadband Infrastructure

We are developing FMC products that will enable operators to take advantage of broadband and Wi-Fi connections that already exist in most offices and homes. Our initial FMC products include our UAG and femtocell access point products. Our UAG is a high-capacity, carrier-grade network product that allows operators to deliver mobile voice and data services to their subscribers using a combination of mobile and Wi-Fi networks. Our femtocell access point products, together with our UAG, will allow operators to deliver mobile voice and data services to subscribers in-building using a combination of mobile and fixed broadband networks. Customers will benefit from increased coverage and quality of service and a reduction in combined spending for wireline and wireless services. Operators will benefit from reduced network operating costs, increased revenue and greater customer satisfaction.

Our Strategy

Our strategy is to enhance our leadership in the mobile broadband infrastructure market by growing and expanding our EV-DO and FMC product offerings, acquiring new customers and acquiring selected complementary businesses. Principal elements of our strategy include the following:

•	Grow our EV-DO product sales. We plan to grow sales of our EV-DO products as operators continue to expand both the coverage and capacity of their wireless networks and increase their offerings of mobile broadband services. The continued growth of broadband service revenues for the operators implies a need for capacity expansion. To date, most of our EV-DO sales have been driven by coverage deployments. We believe that a much greater opportunity lies in future capacity expansion. We are developing new features to facilitate this growth, such as technologies that will improve the quality of both VoIP and push-to-talk services. In addition, we believe opportunities exist to use our EV-DO technologies to address new markets, such as air-to-ground, military and public safety communications. We have developed an air-to-ground network infrastructure products that enable mobile broadband services for airline passengers. We also have developed a compact, rugged, easily-transportable base station that government agencies can use for military and public safety applications.

•	Enter the Fixed-Mobile Convergence Market. We are currently developing femtocell access point products for in-building deployment in CDMA and UMTS networks. We plan to sell these FMC products directly to operators and through OEM customers. We have entered into agreements with Nokia Siemens Networks to market an end-to-end UMTS femtocell solution, as well as with Thomson and Pirelli Broadband Solutions to integrate our femtocell product into their residential gateway offerings. In addition, we have entered into agreements with Motorola and Hitachi to supply CDMA femtocell solutions and with Alcatel-Lucent to develop an integrated femtocell solution for their IP Multimedia Subsystem.

•	Develop Products for the GSM/UMTS Markets. While CDMA is the leading mobile technology used by North American operators, GSM/UMTS are the leading standards used elsewhere in the world. We are currently developing femtocell access point products to address the GSM/UMTS markets.

•	Leverage our Expertise in All-IP Mobile Networks to Develop 4G Technologies. Third generation wireless standards enable the delivery of IP data services over mobile networks. While EV-DO is considered a 3G standard, it is based on an architecture where all multimedia services, including voice, are carried over a single all-IP wireless network. The fourth generation wireless standards, known as 4G, are expected to offer faster speeds and carry all multimedia services over an all-IP wireless network. We believe our expertise in EV-DO and all-IP wireless network technology positions us well to develop 4G solutions.

•	Expand our OEM Sales Channels. Our OEM relationships have allowed us to reach a broad end-user market rapidly. By collaborating with our OEM customers to develop specific functionality to be incorporated into products for their end-customers, we enable our OEM customers to expand their product offering and achieve faster time to market for innovative products that enable new operator services. We intend to continue to pursue new OEM relationships to leverage their extensive operator relationships, industry networks and global reach.

•	Leverage our Operator Relationships. We have developed direct relationships with leading wireless operators to understand their needs and create demand for our products. We collaborate directly with these operators to develop new products and services for their customers. While our OEM customers represent our primary sales channel, we also offer some products for sale directly to operators.

•	Acquire Selected Complementary Businesses. We intend to pursue acquisitions that we believe will complement our strategy and broaden our customer base and technologies. For example, on April 30, 2007, we acquired 3Way Networks Limited, or 3Way Networks, a United Kingdom-based provider of femtocell access points and solutions for UMTS markets.

Available Information

Our Internet website address is http://www.airvana.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

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

AIRVANA PRODUCTS IN AN EV-DO RADIO ACCESS NETWORK

Base Stations and OEM Base Station Channel Cards

Mobile base stations send and receive signals to mobile phones and other mobile devices connected to the network. They generally reside immediately beside a mobile tower. OEM base station channel cards and our software are the primary elements of an EV-DO base station and serve as its intelligence. Nortel Networks Inc., or Nortel Networks, our largest OEM customer, manufactures Rev A OEM base station channel cards under license from us.

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

Fixed-Mobile Convergence Products

Our FMC products under development include femtocell access points, which we expect to make commercially available in 2009. When deployed in homes and offices, femtocell access points will allow users to use existing mobile phones in-building with improved coverage and increased broadband wireless performance. Femtocell products under development include versions to support UMTS and CDMA. As part of our femtocell solution, we are also developing a Femtocell Service Manager, which controls the access points, and our UAG, which provides security by encrypting femtocell packets over the Internet.

Our femtocell solutions will include the following key benefits:

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

IP RAN Flat Architecture

Mobile broadband RANs serve user traffic in multiple types of nodes. For example, in EV-DO networks, the base station, the RNC, the packet data serving node, or PDSN, and the mobile IP home agent all cooperate to serve user traffic. However, having many different nodes in the network can add latency, increase the capital and maintenance cost of the network and require complex interactions between the nodes to deliver end-to-end QoS.

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

Multimedia Service Delivery with Integrated Security & Mobility

We specifically designed our UAG to enable FMC services. Traditional network solutions such as virtual private network systems and session border controllers are unable to meet the demands of FMC networks. A key distinguishing capability of our UAG is the integration of three critical functions in a single carrier-grade, high-capacity network node: strict security, support for seamless subscriber mobility and support for rich multimedia.

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

Our flat femtocell network architecture collapses the base station, RNC and packet data nodes of a macro-cellular RAN into a small femtocell access point. Our UAG provides the critical security protections necessary for connecting femtocells to an operator’s core network using the public Internet. Our network architecture is designed to provide flexible options to connect to a wireless operator’s core network, connecting either to existing circuit-switched core networks, which include mobile switching centers, or state-of-the-art packet-switched core networks based on the session initiation protocol or the IP multimedia system.

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

Operators Deploying Our Products

We have sold channel card licenses for use by over 70 operators worldwide. These operators have purchased our products primarily through our OEM customers. Some of the largest deployments to date include networks operated by the following operators:

•	Bell Mobility (Canada)	•	Pelephone (Israel)
•	China Telecom (China)	•	Sprint Nextel (USA)
•	Eurotel (Czech Republic)	•	Telefonica (Latin America)
•	Leap Wireless (USA)	•	Verizon Wireless (USA)

OEM Customers and Strategic Relationships

We have strategic relationships with eight leading global communications equipment vendors — Nortel Networks, Nokia Siemens Networks, Thomson, Motorola, Alcatel-Lucent, Hitachi, Pirelli Broadband Solutions and Qualcomm. We believe these relationships provide several commercial advantages, including extended sales and marketing reach, reduced accounts receivable concerns and the mitigation of currency risk arising from the global nature of the network infrastructure business. Similarly, we believe these vendors benefit from our relationships by leveraging our R&D expertise, reducing the time-to-market for new products, and realizing incremental revenue from the sale of complementary hardware, software and services resulting from the incorporation of our technology into or the interoperatiblity with their products.

Nortel Networks

We have sold our EV-DO mobile network solutions primarily through Nortel Networks since 2001. Nortel Networks accounted for 99% of our revenue and 93% of our billings in fiscal 2008, 99% of our revenue and 98% of our billings in fiscal 2007 and 95% of our revenue and 94% of our billings in fiscal 2006. We originally entered into our OEM agreement with Nortel Networks for the development of our proprietary EV-DO Rev 0 technology, including base station channel card hardware and software, RNC software, and network management system software. The agreement is non-exclusive, contains no minimum purchase commitments, and sets forth the terms and conditions under which Nortel Networks licenses our proprietary EV-DO software. In 2005, Nortel Networks exercised its right under the OEM agreement to license, on a non-exclusive basis, our proprietary Rev A base station channel card hardware design to enable it to manufacture such hardware and derivatives thereof. These OEM base station channel cards are inserted into Nortel Networks’ CDMA 2000 base stations and, under our agreement, operate exclusively with our EV-DO software. The term of the OEM agreement extends through January 1, 2010, with automatic annual renewals, unless either party gives 12 months prior notice of its intent not to renew. Nortel Networks also has the right to terminate the agreement at any time. We have amended the agreement several times, most recently in November 2008 when we agreed to pricing for software products and upgrades that were then under development.

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

On January 14, 2009, Nortel Networks announced that it and certain of its affiliates had filed for bankruptcy protection. For additional information regarding the effect of Nortel Networks’ bankruptcy filing, see Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nokia Siemens Networks

In August 2007, we entered into an agreement with Nokia Siemens Networks to certify interoperability of our UMTS femtocell product with Nokia Siemens Networks’ femto gateway product. We and Nokia Siemens Networks plan to provide a joint solution to operators and cooperate in joint marketing, sales and support programs. The agreement is non-exclusive and sets forth the terms under which we may use their propriety interface specifications to their products.

Thomson

In January 2008, we entered into a global sourcing agreement with Thomson to supply our UMTS femtocell technology. Pursuant to the agreement, Thomson may use our femtocell products in conjunction with its own residential gateway offerings. The agreement is non-exclusive and sets forth the terms and conditions under which Thomson may purchase our femtocell products. The term of the agreement extends through January 2011, with automatic annual renewals. Either party may terminate the agreement with 90 days notice.

Motorola

In February 2008, we entered into a global sourcing agreement with Motorola to provide our CDMA femtocell solution products. The agreement is non-exclusive and sets forth the terms and conditions under which Motorola may purchase our femtocell and UAG products. The initial term of the agreement extends through May 2010, with automatic annual renewals. Following the initial term, Motorola may terminate the agreement with 180 days notice.

Alcatel-Lucent

In June 2008, we entered into an agreement with Alcatel-Lucent to develop an integrated IP Multimedia Subsystem, or IMS, femtocell solution for CDMA network operators that combines our femtocell access point and femtocell network gateway with Alcatel-Lucent’s IMS core network infrastructure.

Hitachi

In July 2008, we entered into an agreement with Hitachi to develop a joint CDMA femtocell solution that integrates our femtocell products with Hitachi’s core radio access network infrastructure that Hitachi offers in Japan. In September 2008, we entered into a supply agreement with Hitachi under which Hitachi will provide marketing, sales and support activities for our femtocell products. The initial term of the supply agreement extends through June 2014 and provides for automatic annual renewals, unless either party gives 180 days notice of its intent not to renew.

Pirelli Broadband Solutions

In December 2008, we entered into a sourcing agreement with Pirelli Broadband Solutions, or Pirelli, to add wireless broadband connectivity to Pirelli’s portfolio of consumer broadband devices by using our UMTS femtocell technology. The agreement is non-exclusive and sets forth the terms and conditions under which Pirelli may purchase our femtocell products. The initial term of the agreement extends through November 2010, with automatic annual renewals, unless either party gives 90 days notice of its intent not to renew.

Qualcomm

We have a supply and distribution agreement with Qualcomm for our ipBTS products. The agreement has no minimum purchase commitments and sets forth the terms and conditions under which Qualcomm may purchase such products. Qualcomm has the exclusive right in North America to distribute our ipBTS products for networks that are not intended to be permanently installed. The term of the agreement extends through July 28, 2009.

In January 2009, we entered into an agreement with Qualcomm to develop and commercialize certain EV-DO software products for Qualcomm. The term of the agreement extends through January 2012.

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

As of December 28, 2008, we had 34 employees in sales and marketing.

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

As of December 28, 2008, we had 32 employees in service and support.

Research and Development

Investment in research and development is at the core of our business strategy. As of December 28, 2008, we had 445 engineers in Chelmsford, Massachusetts, Bangalore, India and Cambridge, United Kingdom with significant expertise in digital communications, including wireless communications, IP and broadband networking. Our research and development organization is responsible for designing, developing and enhancing our software and hardware products, performing product testing and quality assurance activities, and ensuring the compatibility of our products with third-party platforms. Our research and development organization is also responsible for developing new algorithms and concepts for our existing and future products.

We have made substantial investments in product and technology development since our inception. Research and development expense totaled $55.1 million in fiscal 2006, $76.6 million in fiscal 2007 and $74.8 million in fiscal 2008. We expect our research and development expense to increase for certain product areas, primarily related to our investment in FMC products, but decrease overall from fiscal 2008.

Manufacturing and Operations

We develop and test our software products in-house and outsource the manufacturing of the carrier-grade hardware components of our products. We believe that outsourcing the manufacturing of these hardware components enables us to conserve working capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products.

As of December 28, 2008, we had 9 employees in manufacturing and operations.

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

The nature of our competition varies by product. For our EV-DO products, we face competition from several of the world’s largest telecommunications equipment providers that offer either a directly competitive product or a product based on alternative technologies. Our competitors include Alcatel-Lucent, Hitachi, Huawei, LG-Nortel and Samsung.

In our sales to OEM customers, we face the competitive risk that OEMs might seek to develop in-house alternative solutions to those currently licensed from us. Additionally, OEMs might elect to source technology from our competitors.

The market for FMC solutions is in its early stages. We expect to encounter competition from products already on the market, as well as new products to be developed. Our competition includes several public companies, including Cisco, Ericsson and Samsung, as well as several private companies, including Huawei.

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

As of February 12, 2009, we had been issued 9 patents, with 2 additional patents allowed and had over 109 patent applications pending in the United States and in foreign jurisdictions.

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

We have licensed from Qualcomm some of its EV-DO technology for use in our products. Our software also relies on certain application-specific integrated circuit, or ASIC, technology from Qualcomm used in EV-DO products. An inability to access these ASIC technologies could result in significant delays in our product releases and could require substantial effort to locate or develop replacement technology.

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

Employees

As of December 28, 2008, we had approximately 555 employees, of which approximately 160 were located in India, approximately 45 were located in the United Kingdom and the vast majority of the remainder were based in the United States. None of our employees is represented by a union or covered by a collective bargaining agreement.

Facilities

Our corporate headquarters is located in Chelmsford, Massachusetts, where we lease approximately 85,000 square feet of office space. This lease expires on April 30, 2012. We also lease approximately 35,000 square feet of space in Bangalore, India pursuant to a lease which expires in March 2012 and approximately 10,000 square feet of space in Cambridge, United Kingdom pursuant to leases which expire in February 2012 and August 2012.

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

Risks Relating to Our Business

We depend on a single OEM customer that recently filed for bankruptcy protection, Nortel Networks, for almost all of our revenue and billings, and a significant shortfall in sales to Nortel Networks would significantly harm our business and operating results.

We derived almost all of our revenue and billings in each of the last several years from sales to a single OEM customer, Nortel Networks. Nortel Networks accounted for 99% of our revenue and 93% of our billings in fiscal 2008, 99% of our revenue and 98% of our billings in fiscal 2007 and 95% of our revenue and 94% of our billings in fiscal 2006. On January 14, 2009, Nortel Networks announced that it and certain of its affiliates had filed for bankruptcy protection. At the time of that filing, we had $21.8 million in outstanding invoices to Nortel Networks and approximately $12 million to $13 million of unbilled amounts related to royalties earned through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings and it is likely that a portion or all of these amounts will not be collected. As a result, we have excluded the $21.8 million of outstanding invoices to Nortel Networks from accounts receivable and deferred revenue as of December 28, 2008 and billings for the quarter and year ended December 28, 2008. Since the date of Nortel Networks’ bankruptcy filing, we and Nortel Networks have continued to deliver products and services to Nortel Networks’ CDMA EV-DO wireless operators under the terms of Nortel Networks’ existing agreement with us. We are continuing to incur costs related to the research and development of future software releases for Nortel Networks. Although we intend to work with Nortel Networks to have our agreement assumed, there can be no assurance that Nortel Networks will assume its agreement with us or that we will recover our costs. If our agreement with Nortel Networks is assumed, Nortel Networks will be required to become current in all of its outstanding obligations to us, including obligations outstanding prior to January 14, 2009. If our agreement is not assumed, all outstanding obligations (billed and unbilled invoices) will be subject to discharge and we likely will not be able to collect these receivables in full. Should Nortel Networks not assume its agreement with us, we would cease to do business with Nortel Networks unless we could agree with Nortel Networks on the terms for a new agreement. Any new terms agreed to could be less favorable to us than our current agreement. In addition, because of Nortel Networks’ bankruptcy filing, operators may slow their purchases of infrastructure solutions from Nortel Networks, which would harm our business. Furthermore, we anticipate that we will incur some costs related to working with Nortel Networks to assume our contract and collect our outstanding invoices. This process could be time consuming and could divert management’s attention and resources away from our business.

Even if Nortel Networks agrees to assume our contract, Nortel Networks can terminate that contract at any time and, in any event, the contract does not contain commitments for future purchases of our products. The rate at which Nortel Networks purchases products from us depends on its success in selling to operators its own EV-DO infrastructure solutions that include our products. There can be no assurance that Nortel Networks will continue to devote and invest significant resources and capital to its wireless infrastructure business or that it will be successful in the future in such business. Nortel Networks might seek to develop internally, or acquire from a third party, alternative wireless solutions to those currently purchased from us. In addition, Nortel Networks may seek to develop an alternative solution by utilizing technology that has been developed by LG Electronics, with which Nortel Networks has a joint venture. Consolidation is common in the telecommunications industry. Should Nortel Networks merge its wireless infrastructure businesses with another telecommunications company, Nortel Networks could seek to deploy alternative solutions by utilizing technology that has been developed by the other company. We expect to derive a substantial majority of our revenue, billings and cash flow in fiscal 2009 from Nortel Networks, and therefore any adverse change in our relationship with Nortel Networks, or a significant decline or shortfall in our sales to Nortel Networks, would significantly harm our business and operating results.

Because our OEM business model requires us to defer the recognition of most of our revenue from product and service sales until we deliver specified upgrades, and in some cases to further defer a portion of our revenue until applicable warranty periods expire, our revenue in any period is not likely to be indicative of the level of our sales activity in that period.

We recognize revenue from the sale of products and services under our OEM agreements only after we deliver specified upgrades to those products that were committed at the time of sale. The period of development of these upgrades can range from 12 to 24 months after the date of commitment. As a result, most of our revenue in any quarter typically reflects license fees under our OEM agreements for products and services delivered and invoiced to customers several quarters earlier. For these products and services, we generally record the amount of the invoice as deferred revenue and then begin to recognize such deferred revenue as revenue upon delivery of the committed software upgrades. When we cannot establish vendor specific objective evidence, or VSOE, of fair value for our maintenance and support services, we recognize a portion of the product and services revenue based on the portion of the maintenance period that has elapsed when the revenue first becomes recognizable, and we recognize the remaining portion of that product and services revenue ratably over the remaining maintenance period. As a result, our revenue is not likely to be indicative of the level of our sales activity in any period. Due to our OEM business model, we expect that, for the foreseeable future, any quarter in which we recognize a significant amount of deferred revenue as a result of our delivery of a previously committed upgrade will be followed by one or more quarters of insignificant revenue as we defer revenue while we develop additional upgrades. Investors may encounter difficulties in tracking the performance of our business because our revenue will not reflect the level of our billings in any period, and these difficulties could adversely affect the trading price of our common stock.

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

The standards for mobile broadband solutions are expected to evolve into a fourth generation of wireless standards, known as 4G. Wireless operators have announced plans to build networks based on the 4G standard. For example, Verizon Wireless, Bell Mobility and TELUS have each announced its intent to build 4G networks using the Long Term Evolution, or LTE, standard and Sprint Nextel has announced its intent to build a 4G network using WiMAX technology. In addition, Bell Mobility and TELUS each recently announced that it will overlay its CDMA networks with UMTS technology as it migrates to the LTE standard. The market for our existing EV-DO products is likely to decline if and when operators begin to delay expenditures for EV-DO products in anticipation of the availability of new 4G-based products. Our primary OEM customer, Nortel Networks, has publicly announced that it is developing 4G-based LTE products. We do not have an agreement to supply Nortel Networks with any 4G-based products. We believe that it is likely that Nortel Networks will choose to enter into partnerships for 4G-based products with one or more of our competitors or choose to develop these products internally.

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

In 2008, Qualcomm indicated to us that we may owe royalties on EV-DO products that we sold beginning in 2007. If we are required to pay these royalties, our business and operating results would be harmed.

Some of the technology that we incorporate into our EV-DO products and sell to Nortel Networks is licensed from Qualcomm. Historically, we utilized this technology under license agreements between our company and Qualcomm and between Nortel Networks and Qualcomm. Some of the royalties for this technology were paid to Qualcomm by Nortel Networks. In March 2008, Qualcomm undertook an audit of the royalties that were paid in respect of the EV-DO products that we sold between 2003 and 2007. In connection with the audit, Qualcomm indicated that, due to a change in its licensing arrangement with Nortel Networks, we may owe additional royalties of up to approximately $11 million to Qualcomm for products that we sold to Nortel Networks beginning in 2007. We believe that we should not be responsible for any such royalties to Qualcomm because, among other things, we were delivering products to Nortel Networks under Nortel Networks’ license agreement with Qualcomm and we had established a course of dealing with Qualcomm in which Nortel Networks paid the royalties for such licensed technology and we had not been notified of the modifications to Qualcomm’s licensing arrangement with Nortel Networks. As such, we have not provided for any potential liability in regard to this matter. If we are required to pay royalties on either past or future sales of EV-DO products, such payments would adversely affect our operating results.

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

It is difficult to anticipate the rate at which operators will deploy our wireless infrastructure products, the rate at which the use of new mobile broadband services will create demand for additional capacity, and the rate at which operators will implement significant product upgrades. For example, our product and service billings in fiscal 2006 reflected an increase in sales of software for OEM base station channel cards that support Rev A as operators ramped up their deployments of EV-DO infrastructure. Our product and service billings for each of the second half of fiscal 2007 and the first half of fiscal 2008 were less than our product and service billings for the first half of fiscal 2007. Our product and service billings for the second half of fiscal 2008 were greater than they were for the first half of fiscal 2008. We believe that several large operators completed their initial deployments of Rev A software in the first half of fiscal 2007 and then moderated their deployments over the remainder of the year. We believe that several large operators began their capacity deployments in the second half of 2008. The staged deployments of wireless infrastructure equipment by customers of both our existing and new OEMs are likely to continue to cause significant volatility in our quarterly operating results.

If demand for mobile broadband services does not grow as quickly as we anticipate, or develops in a manner that we do not anticipate, our revenue and billings may decline or fail to grow, which would adversely affect our operating results.

We derive, and expect to continue to derive, all of our revenue and billings from sales of mobile broadband infrastructure products. We expect demand for mobile broadband services to be the primary driver for growth and expansion of EV-DO networks. The market for mobile broadband services is relatively new and still evolving, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. The level of demand and continued market acceptance for these services may be adversely affected by factors that limit or interrupt the supply of mobile phones designed for EV-DO networks. For example, an order, currently under appeal, that was issued in 2007 by the United States International Trade Commission in a patent dispute between Broadcom

Corporation and Qualcomm, which bars importation into the United States of some Qualcomm chips that are used in EV-DO mobile phones may have the effect of hampering demand for mobile broadband services. In addition, the unavailability of EV-DO versions of popular mobile devices, such as the Apple i-Phone that only work on UMTS technology, could hamper the expansion of EV-DO networks. Another expected driver for the growth of EV-DO networks is VoIP. The migration of voice traffic to EV-DO networks will depend on many factors outside of our control. If the demand for VoIP and other mobile broadband services does not grow, or grows more slowly than expected, the need for our EV-DO products would be diminished and our operating results would be significantly harmed.

Deployments of our EV-DO products by two large U.S. wireless operators account for a substantial majority of our revenue and billings, and a decision by these operators to reduce their use of our products would harm our business and operating results.

A substantial portion of our cumulative billings for fiscal 2006, 2007 and 2008 are attributable to sales of our EV-DO products by Nortel Networks to two large wireless operators in North America. Our sales of EV-DO products currently depend to a significant extent on the rate at which these operators expand and upgrade their CDMA networks. Our business and operating results would be harmed if either of these operators were to select a wireless network solution offered by a competitor or for any other reason were to discontinue or reduce the use of our products or product upgrades in their networks.

If the market for our FMC products does not develop as we expect, or our FMC products do not achieve sufficient market acceptance, our business will suffer.

We are investing significantly in the development of both our EV-DO based and UMTS based FMC products so that operators may offer mobile broadband services using wireline broadband connections and a combination of mobile and Wi-Fi networks. We do not expect to have meaningful sales of our FMC products until at least the second half of 2009, depending on operators’ deployment plans. However, it is possible that the market for our FMC products will not develop as we expect. Even if a market for our FMC products develops, it is uncertain whether our FMC products will achieve and sustain high levels of demand, market acceptance and profitability. Our ability to sell our FMC products will depend, in part, on factors outside our control, such as the commercial availability and market acceptance of mobile phones designed to support FMC applications and the market acceptance of femtocell access point products. The market for our FMC products may be smaller than we expect, the market may develop more slowly than we expect or our competitors may develop alternative technologies that are more attractive to operators. Our FMC products are an important component of our growth and diversification strategy and, therefore, if we are unable to successfully execute on this strategy, our sales, billings and revenues could decrease and our operating results could be harmed.

Our future sales will depend on our success in generating sales to a limited number of OEM customers, and any failure to do so would have a significant detrimental effect on our business.

There are a limited number of OEMs that offer EV-DO solutions, several of which have developed their own EV-DO technology internally and, therefore, do not require solutions from us. We currently have agreements with two OEM customers. We do not expect to commence significant sales to one of these OEM customers in the immediate future because the markets for the products that we are developing for this customer are still developing. The market for our FMC products is still developing. We currently have three agreements with OEM customers to deliver our UMTS femtocell product solutions and three agreements with OEM customers to deliver our CDMA femtocell product solutions, but have not yet had any significant sales to these customers. Our operating results for the foreseeable future will depend to a significant extent on our ability to effect sales to our existing CDMA and UMTS OEM customers and to establish new OEM relationships. Our OEM customers have substantial purchasing power and leverage in negotiating pricing and other contractual terms with us. In addition, further consolidation in the communications equipment market could adversely affect our OEM customer relationships. If we fail to generate significant product and service billings through our existing OEM relationships or if we fail to establish significant new OEM relationships, we will not be able to achieve our anticipated level of sales and our results of operations will suffer.

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

Our operating results have varied significantly from period to period, and we expect them to continue to vary significantly from period to period for the foreseeable future due to a number of factors in addition to the unpredictable purchasing patterns of operators. The following factors, among others, can contribute to the unpredictability of our operating results:

•	the effect of our OEM business model or changes to this model on our revenue recognition;

•	the timing of agreements or commitments with our OEM customers for new products or software upgrades;

•	the timing of our delivery of software upgrades;

•	the timing of our delivery of maintenance and support sold with products;

•	the ability of our customers to pay amounts owed to us as they become due (or in the case of Nortel Networks, when they would have become due, but for their filing for bankruptcy);

•	the unpredictable deployment and purchasing patterns of operators;

•	fluctuations in demand for products of our OEM customers that are sold together with our products, and the timing and size of orders for such products of our OEM customers;

•	new product introductions and enhancements by our competitors and us;

•	the timing and acceptance of software upgrades sold by our OEM customers to their installed base of operators;

•	changes in our pricing policies or the pricing policies of our competitors;

•	our ability to develop, introduce and deploy new products and product upgrades that meet customer requirements in a timely manner;

•	adjustments in the reporting of royalties and product sales by our OEM customers resulting from reviews and audits of such reports;

•	our and our OEM customers’ ability to obtain sufficient supplies of limited source components or materials;

•	our and our OEM customers’ ability to attain and maintain production volumes and quality levels for our products; and

•	general economic conditions, as well as those specific to the communications, networking, wireless and related industries.

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

On January 14, 2009, Nortel Networks announced that it and certain of its affiliates had filed for bankruptcy protection. At the time of that filing, we had $21.8 million of outstanding invoices to Nortel Networks and approximately $12 million to $13 million of unbilled amounts related to royalties earned through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings and it is likely that a portion or all of these amounts will not be collected. Had Nortel Networks not filed for bankruptcy protection, these amounts would likely have been paid in due course in the first quarter of fiscal 2009. Our cash flows for the first quarter of 2009 will be negatively impacted by $34 million to $35 million, representing the total billed and unbilled amounts due from Nortel Networks at the time of the filing.

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

The GSM/UMTS markets are characterized by the presence of many patents held by third parties. We will need to obtain licenses from third parties for intellectual property associated with our development of GSM/UMTS products. Any required license might not be available to us on acceptable terms, or at all. If we succeed in obtaining these licenses, but the payments under these licenses are higher than we anticipate, our costs for these products would increase and our operating results would suffer. If we failed to obtain a required license, our ability to develop GSM/UMTS products would be impaired, we may not be able to expand our business as expected and our business may suffer.

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

Adverse conditions in the global economy and disruption of financial and credit markets could negatively affect our customers’, and therefore our performance.

A prolonged economic downturn in the business or geographic areas in which we sell our products could reduce demand for our products and result in a decline in our revenue and billings. Volatility and disruption of financial and credit markets could limit customers’ ability to obtain adequate financing to maintain operations and invest in network infrastructure and therefore also could reduce demand for our products and result in a decline in our revenues and billings.

In addition, during economic downturns, customers may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant customers do not pay amounts owed to us in a timely manner or becomes unable to pay such amounts to us at a time when we have substantial amounts receivable from such customers, our cash flow and results of operations may suffer. At the time they filed for bankruptcy protection, Nortel Networks had outstanding invoices to us of $21.8 million and approximately $12 million to $13 million of unbilled amounts which are now subject to the bankruptcy process. We will not be able to collect on these invoices when they otherwise would have been due, and we may be unable to collect them in full, or at all.

Additionally, disruptions of the credit markets and any limitations on the availability of credit to our customers could impact their ability to invest in network infrastructure and purchase our products.

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

For example, we recognize substantially all of our revenue in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition , or SOP No. 97-2. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements and arrangements for the sale of hardware products that contain more than an insignificant amount of software. We collaborate with our OEM customers to develop and negotiate pricing for specific features for future product releases and specified software upgrades. Because we do not sell the same products and upgrades to more than one customer, we are unable to establish fair value for these products and upgrades. As a result, under SOP No. 97-2, we are required to defer most of our revenue from sales to our OEM customers until after we ship specified upgrades that were committed to the OEM customer at the time of sale. Future interpretations of existing accounting standards, including SOP No. 97-2, or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations.

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

In December 2008, the FASB and the International Accounting Standards Board issued a discussion paper which detailed their preliminary views on a single, assets-and liabilities-based revenue recognition model that they believe will improve financial reporting. If and when a new revenue recognition model is finalized, it may change the way in which we recognize and record revenue and could adversely affect our operating results in current or future periods. We have not yet assessed the impact of this preliminary revenue recognition model.

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

We face intense competition for qualified individuals from numerous technology, software and manufacturing companies. For example, our competitors may be able to attract and retain a more qualified engineering team by offering more competitive compensation packages. If we are unable to attract new engineers and retain our current engineers, we may not be able to develop and service our products at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and, as a result, our ability to compete effectively in the mobile broadband solutions market could decrease, our operating results could suffer and our revenues could decrease.

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

As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Stock Market, have imposed a variety of requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel have and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, we believe these new rules and regulations have made it more difficult and expensive for us to obtain director and officer liability insurance.

We are exposed to potential risks and will continue to incur significant costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

We assessed the effectiveness of our internal control over financial reporting as of December 28, 2008 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute a material weakness. As a result of this evaluation, no material weaknesses were identified.

We expect to continue to incur significant costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with Section 404 of the Sarbanes-Oxley Act. We continue to monitor our controls for any weaknesses or deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within our company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, as we continue to expand globally, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls over financial reporting.

In the future, if we fail to complete our Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls which could adversely impact the market price of our common stock. We or our independent registered public accounting firm may identify material weaknesses in internal controls over financial reporting which may result in a loss of public confidence in our internal controls and adversely impact the market price of our common stock. In addition, any failure to implement required, new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed and our reputation may be damaged.

We anticipate that further expansion of our infrastructure and headcount may be required to achieve planned expansion of our product offerings and planned increases in our customer base. Our growth has placed, and is expected to continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.

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

Any additional capital raised through the sale of equity may dilute our current stockholders’ percentage ownership of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business. Furthermore, additional financings may not be available on terms favorable to us, or at all, particularly in the current economic environment. A failure to obtain additional funding could prevent us from making expenditures that may be required to grow or maintain our operations.

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

We have sales personnel in seven countries worldwide, nearly 160 engineers and support staff in Bangalore, India and approximately 45 engineers and support staff in Cambridge, United Kingdom. We expect to continue to add personnel in foreign countries, especially at our Bangalore, India and Cambridge, United Kingdom facilities. Our international operations subject us to a variety of risks, including:

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

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our foreign operations incur expenses in local currencies. Because we incur a substantial portion of our operating expenses in India and the United Kingdom, we are subject to currency exchange risks between the U.S. Dollar on the one hand, and the Indian Rupee and British Pound, on the other. We may derive some of our future revenue from customers in foreign countries that pay for our products in the form of their local currency, which also would subject us to currency exchange risks. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition.

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

Our common stock has a limited trading history. The trading prices of the securities of technology companies have been highly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our revenue as a result of our revenue recognition policy, even during periods of significant sales activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	any adverse change in our relationship with Nortel Networks, including as a result of Nortel Networks’ bankruptcy filing;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	general perception of the future of CDMA technology;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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

Our directors and executive officers and their affiliates beneficially owned a majority of our outstanding common stock as of December 28, 2008. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Although we paid a special cash dividend on our capital stock in April 2007, we do not intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, stockholders are not likely to receive any dividends on shares of common stock for the foreseeable future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 85,000 square feet of office space in Chelmsford, Massachusetts pursuant to leases that expire in April 2012. We lease approximately 35,000 square feet of office space in Bangalore, India pursuant to a lease that expires in March 2012. We lease approximately 10,000 square feet of office space in Cambridge, United Kingdom pursuant to leases that expire in February 2012 and August 2012. We also maintain sales offices in Dallas, Texas; Madrid, Spain; Darmstadt, Germany; Beijing, China; Singapore; and Tokyo, Japan. We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 28, 2008.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the Nasdaq Global Market under the symbol “AIRV” since our initial public offering on July 19, 2007. Prior to our initial public offering, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Nasdaq Global Market.

Fiscal Year Ended December 30, 2007	High	Low

Third Quarter (from July 19, 2007)	$8.35	$5.03
Fourth Quarter	$7.40	$5.53

Fiscal Year Ended December 28, 2008	High	Low

First Quarter	$6.19	$4.00
Second Quarter	$6.95	$4.82
Third Quarter	$6.70	$4.85
Fourth Quarter	$6.00	$3.36

The last reported sale price for our common stock on the Nasdaq Global Market on February 17, 2009 was $5.46 per share.

As of February 17, 2009, there were 165 stockholders of record of our common stock.

Dividends

In April 2007, prior to our initial public offering, we paid a special cash dividend of $1.333 per share on shares of our capital stock, totaling an aggregate of $72.7 million. We have not declared any cash dividends since this date. Based on our current financial plans and expected cash balances, we do not expect to declare any cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to our equity compensation plans will be included in our proxy statement in connection with our 2009 Annual Meeting of Stockholders, under the caption “Equity Compensation Plan Information.” That portion of our proxy statement is incorporated herein by reference.

Recent Sales of Unregistered Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share Repurchase Program

On August 8, 2008, our board of directors authorized the repurchase of up to $20.0 million of our common stock. As part of the authorized share repurchase program, we entered into a written trading plan in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934 to purchase up to an aggregate of $20.0 million of our common stock.

During the fourth quarter of fiscal 2008, we repurchased shares of our common stock as follows:

					Approximate
				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of	Yet Be Purchased
	Total Number of		Average Price	Publicly	Under the
	Shares		Paid per	Announced	Announced
Period	Purchased		Share	Program	Program

September 29, 2008 — October 26, 2008	755,182		$4.68	755,182	$12,917
October 27, 2008 — November 23, 2008	683,027		$4.77	683,027	$9,657
November 24, 2008 — December 28, 2008	599,043		$4.98	599,043	$6,673

Total	2,037,252	(1)	$4.80	2,037,252	$6,673

(1)	We repurchased 2,037,252 shares of our common stock under a Rule 10b5-1 plan pursuant to a share repurchase program, which we publicly announced on August 6, 2008. Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $20.0 million in the aggregate pursuant to the share repurchase program, which expires on July 29, 2009.

On February 10, 2009, our board of directors authorized the repurchase of up to an additional $20.0 million of our common stock following the completion of the initial stock repurchase program approved in August 2008.

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

The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on July 20, 2007, the date on which our common stock was first publicly traded, to the close of the last trading day of 2008, in each of (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones Wilshire 5000 Telecommunications Equipment Index, or DJ Wilshire Telecommunications Index.

COMPARISON OF 17 MONTH CUMULATIVE TOTAL RETURN*
Among Airvana, Inc., The NASDAQ Composite Index
and the DJ Wilshire Telecommunications Index

	7/07	9/07	12/07	3/08	6/08	9/08	12/08
Airvana Inc	100.00	84.38	75.73	72.94	74.76	82.15	85.36
NASDAQ Composite	100.00	104.21	101.53	87.25	88.15	78.22	59.15
DJ Wilshire Telecommunications	100.00	101.98	94.99	80.78	78.26	66.59	63.26

*	$100 invested on 7/20/07 in stock or 6/30/2007 in index-including reinvestment of dividends. For comparative purposes, the chart above reflects pricing as of December 30, 2008 as pricing for the indexes is not available for our year end, December 28, 2008.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period. Our fiscal year ends on the Sunday closest to December 31. The consolidated statement of operations data for the fiscal years ended 2006, 2007 and 2008 and the selected consolidated balance sheet data as of December 30, 2007 and December 28, 2008 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended 2004 and 2005, and the consolidated balance sheet data as of January 2, 2005, January 1, 2006 and December 31, 2006 are derived from audited consolidated financial statements, which are not included in this Annual Report. In fiscal 2007, we acquired 3-Way Networks Limited. We used the purchase method of accounting in accordance with SFAS No. 141, Business Combinations to account for the acquisition. On May 22, 2007, our Board of Directors approved, and on June 18, 2007, our stockholders approved, a 1-for-1.333 reverse stock split of our common stock, which was effective on June 29, 2007. All share and per-share data have been retroactively restated to reflect this stock split for all periods presented.

We recognize revenue from the sale of products and services under our OEM agreements only after we deliver specified software upgrades that were committed at the time of sale. We further delay recognition of portions of our revenue when we are unable to establish VSOE of fair value for maintenance and support services that we sell with our products. We record as deferred revenue the product and service billings that we are unable to recognize as revenue. This revenue is recognized later upon delivery of these specified software upgrades. As a result, we believe that our revenue, taken in isolation, provides limited insight into the performance of our business. Therefore, we also present in the following tables: product and service billings, which reflects our sales activity in a period; cost related to product and service billings, which reflects the cost associated with our product and service billings; gross profit on product and service billings, which reflects our product and service billings less cost related to product and service billings; operating income on product and service billings, which represents gross profit on billings less operating expenses; deferred revenue at the end of the period, which reflects the cumulative billings that we were unable to recognize under our revenue recognition policy; deferred product and service cost at the end of a period, which reflects the cost associated with our deferred revenue; and cash flow from operating activities. We evaluate our performance by assessing our product and service billings and the cost related to product and service billings, in addition to other financial metrics presented in accordance with GAAP.

	Fiscal Year
	2004	2005	2006	2007	2008
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue	$3,617	$2,347	$170,270	$305,785	$138,173
Cost of revenue	4,453	6,533	45,295	41,904	11,462

Gross (loss) profit	(836)	(4,186)	124,975	263,881	126,711
Operating expenses:
Research and development	22,040	42,922	55,073	76,638	74,826
Sales and marketing	4,665	5,237	7,729	12,055	14,933
General and administrative	2,068	3,253	5,068	7,453	8,976
In-process research and development	—	—	—	2,340	—

Total operating expenses	28,773	51,412	67,870	98,486	98,735

Operating (loss) income	(29,609)	(55,598)	57,105	165,395	27,976
Interest income, net	485	3,459	6,602	9,846	7,240

(Loss) income before tax expense (benefit) and cumulative effect of change in accounting principle	(29,124)	(52,139)	63,707	175,241	35,216
Income tax expense (benefit)	5	10,875	(10,742)	21,898	13,923

(Loss) income before cumulative effect of change in accounting principle	(29,129)	(63,014)	74,449	153,343	21,293
Cumulative effect of change in accounting principle	—	—	(330)	—	—

Net (loss) income	$(29,129)	$(63,014)	$74,119	$153,343	$21,293

Net (loss) income per common share:
Basic	$(3.20)	$(5.42)	$1.21	$2.63	$0.33
Diluted	$(3.20)	$(5.42)	$1.12	$2.19	$0.30
Shares used in computing net (loss) income per common share:
Basic	11,409	12,959	13,542	36,238	64,278
Diluted	11,409	12,959	18,947	43,496	70,091

	Fiscal Year
	2004	2005	2006	2007	2008
	(In thousands)

Other GAAP and Non-GAAP Financial Data:
Product and service billings (“Billings”)(1)	$106,149	$157,420	$140,564	$142,174	$125,055
Cost related to Billings(2)	28,700	45,303	12,543	8,740	13,625
Gross profit on Billings(3)	77,449	112,117	128,021	133,434	111,430
Operating income on Billings(4)	48,676	60,705	60,151	34,948	12,695
Deferred revenue, at end of period	118,051	273,124	243,418	79,978	66,860
Deferred product and service costs, at end of period	28,196	66,966	34,214	1,050	3,213
Cash flow from operating activities	43,028	67,390	25,138	91,771	12,569

			As of
	January 2,	January 1,	December 31,	December 30,	December 28,
	2005	2006	2006	2007	2008
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$72,321	$135,470	$160,123	$221,963	$228,366
Working capital	69,689	11,225	3,253	131,886	156,532
Total assets	117,436	219,547	264,207	261,566	257,336
Indebtedness	—	—	—	—	—
Redeemable convertible preferred stock	114,458	121,714	130,042	—	—
Total stockholders’ (deficit) equity	(120,796)	(190,657)	(122,790)	145,175	162,882

(1)	Billings represents amounts invoiced for products and services delivered and services to be delivered to our customers for which payment is expected to be made in accordance with normal payment terms. For software-only products sold to OEM customers, we invoice only upon notification of sale by our OEM customers. We use Billings to assess our business performance and as a critical metric for our incentive compensation program. We believe Billings is a consistent measure of our sales activity from period to period. Billings is not a GAAP measure and does not purport to be an alternative to revenue or any other performance measure derived in accordance with GAAP. In fiscal 2008, Billings excludes $21.8 million of outstanding invoices to Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings. The following table reconciles revenue to Billings:

	Fiscal Year
	2004	2005	2006	2007	2008
	(In thousands)

Revenue	$3,617	$2,347	$170,270	$305,785	$138,173
Deferred revenue, at end of period	118,051	273,124	243,418	79,978	66,860
Less: Deferred revenue acquired	—	—	—	(171)	—
Less: Deferred revenue, at beginning of period	(15,519)	(118,051)	(273,124)	(243,418)	(79,978)

Billings	$106,149	$157,420	$140,564	$142,174	$125,055

(2)	Cost related to Billings represents the cost directly attributable to products and services delivered and invoiced to our customers in the period. We record product and service costs related to Billings as deferred product and service costs until such time as the related deferred revenue is recognized upon the delivery of specified software upgrades. When we recognize revenue, the related deferred product and service costs are expensed as cost of revenue. We believe that cost related to Billings is an important measure of our operating performance. Cost related to Billings is not a GAAP measure and does not purport to be an alternative to cost of revenue or any other performance measure derived in accordance with GAAP. The following table reconciles cost of revenue to cost related to Billings:

	Fiscal Year
	2004	2005	2006	2007	2008
	(In thousands)

Cost of revenue	$4,453	$6,533	$45,295	$41,904	$11,462
Deferred product and service costs, at end of period	28,196	66,966	34,214	1,050	3,213
Less: Deferred product cost, at beginning of period	(3,949)	(28,196)	(66,966)	(34,214)	(1,050)

Cost related to Billings	$28,700	$45,303	$12,543	$8,740	$13,625

(3)	Gross profit on Billings represents Billings less cost related to Billings. We believe that gross profit on Billings is an important measure of our operating performance. Gross profit on Billings is not a GAAP measure and does not purport to be an alternative to gross profit or any other performance measure derived in accordance with GAAP. In fiscal 2008, gross profit on Billings excludes $21.8 million of outstanding invoices to Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings. The following table reconciles gross profit to gross profit on Billings.

	Fiscal Year
	2004	2005	2006	2007	2008
	(In thousands)

Gross (loss) profit	$(836)	$(4,186)	$124,975	$263,881	$126,711
Deferred revenue, at end of period	118,051	273,124	243,418	79,978	66,860
Less: Deferred revenue acquired	—	—	—	(171)	—
Less: Deferred revenue, at beginning of period	(15,519)	(118,051)	(273,124)	(243,418)	(79,978)
Deferred product and service costs, at beginning of period	3,949	28,196	66,966	34,214	1,050
Less: Deferred product cost, at end of period	(28,196)	(66,966)	(34,214)	(1,050)	(3,213)

Gross profit on Billings	$77,449	$112,117	$128,021	$133,434	$111,430

(4)	Operating profit on Billings represents gross profit on Billings less operating expenses. We believe that operating profit on Billings is an important measure of our operating performance. Operating profit on Billings is not a GAAP measure and does not purport to be an alternative to operating income or any other performance measure derived in accordance with GAAP. In fiscal 2008, operating profit on Billings excludes $21.8 million of outstanding invoices to Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings. The following table reconciles operating profit to operating profit on billings.

	Fiscal Year
	2004	2005	2006	2007	2007
	(In thousands)

Operating (loss) profit	$(29,609)	$(55,598)	$57,105	$165,395	$27,976
Deferred revenue, at end of period	118,051	273,124	243,418	79,978	66,860
Less: Deferred revenue acquired	—	—	—	(171)	—
Less: Deferred revenue, at beginning of period	(15,519)	(118,051)	(273,124)	(243,418)	(79,978)
Deferred product and service costs, at beginning of period	3,949	28,196	66,966	34,214	1,050
Less: Deferred product and service costs, at end of period	(28,196)	(66,966)	(34,214)	(1,050)	(3,213)

Operating profit on billings	$48,676	$60,705	$60,151	$34,948	$12,695

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenues, billings or other financial items; development of femtocell alliances and shipments; statements related to the effect of Nortel Networks’ bankruptcy; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. We specialize in helping operators transform the mobile experience of users worldwide. Our high performance technology and products, from comprehensive femtocell solutions to core mobile network infrastructure, enable operators to deliver broadband services to mobile subscribers, wherever they are.

Most of our current products are based on a wireless communications standard known as CDMA2000 1xEV-DO, or EV-DO. In 2002, we began delivering commercial infrastructure products based on the first generation EV-DO standard known as Rev 0. The second generation EV-DO standard is known as Rev A, and supports push-to-talk, VoIP and faster Internet services. We delivered our first Rev A software release in April 2007. Prior to 2008, most of our EV-DO sales were driven by operator deployments focused on coverage — with operators extending their broadband services across larger portions of their subscriber geographies. Operators in some markets continue to deploy our products to expand coverage. Data traffic and service revenue growth continues to outpace voice growth at many major wireless operators around the world. Our EV-DO sales in 2008 were driven by capacity growth as operators looked to expand their capacity to accommodate increased data traffic fueled by greater consumer use of handheld devices, web browsing and 3G multimedia applications. Over the longer term, we expect our EV-DO sales to continue to be driven by capacity growth as operators acquire more broadband subscribers that consume more broadband data.

We have developed a special business model to serve mobile operators and our OEM customers with embedded software products. Our software is deployed in an OEM’s installed base of wireless networks. These networks are designed to deliver high quality wireless services to millions of consumers and are built and regularly upgraded over long periods of time, often 10 to 15 years. A key element of our strategy is to deliver significant increases in performance and functionality to both our OEM customers and to operators through software upgrades to these networks. In 2007, we delivered two major EV-DO software releases that provide for deployment of high-performance multi-media applications by enabling faster downlink and uplink speeds, supporting push-to-talk services, and adding new proprietary “clustering” features that are designed to dramatically improve network scalability. In 2008 we delivered two additional EV-DO software releases which enable mobile operators to more efficiently increase capacity and accelerate the roll-out of next-generation multimedia services.

We are also investing significantly in fixed mobile convergence products that transform the experience of using mobile devices indoors, providing benefits such as better coverage, better quality and performance of broadband applications, and lower costs for both users and operators. Our FMC products enable operators to take advantage of wireline broadband connections such as cable, DSL and fiber that already exist in most offices and homes to connect mobile devices to an operator’s services. There are two ways to accomplish this. The first is to use Wi-Fi and the second is to place a personal base station, or what the industry refers to as a femtocell access point in the home or office. To address both of these market opportunities, we have developed our universal access gateway, or UAG, product to manage security and hand-offs when connecting a Wi-Fi phone or a femtocell product to an operator’s network. Currently, there is significant operator interest in our FMC products, especially our femtocells, as they work with existing handsets. Our FMC products include versions to support CDMA and UMTS networks. Our FMC products are an important component of our growth and diversification strategy. Users also utilize our mobile broadband technology and products to create private mobile networks.

We were founded in March 2000 and sold our first product in the second quarter of fiscal 2002. Our growth has been driven primarily by sales through our OEM customers to wireless operators already using our EV-DO products as they increase the capacity and geographic coverage of their networks, and by an increase in the number of wireless operators that decide to deploy our EV-DO products on their networks. We have sold nearly 55,000 channel card licenses for use by over 70 operators worldwide.

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

In August 2007, we entered into an agreement with Nokia Siemens Networks to certify interoperability of our UMTS femtocell product with Nokia Siemens Networks’ femto gateway product. We and Nokia Siemens Networks plan to provide a joint solution to operators, and cooperate in joint marketing, sales and support programs. The agreement is non-exclusive and sets forth the terms under which we may use their proprietary interface specifications of their products.

In September 2007, we entered into an agreement with Nortel Networks amending certain provisions of the Development and Purchase and Sale Agreement for CDMA High Data Rate (1xEV-DO) Products, dated as of October 1, 2001, between us and Nortel Networks, in which we agreed to pricing for our products and services, including pricing for software products and upgrades that were under development at the time and were subsequently delivered in June 2008. Our agreement with Nortel Networks is subject to rejection and discharge in Nortel Networks’ bankruptcy. Although we intend to work with Nortel Networks to have our agreement assumed, there can be no assurance that Nortel Networks will assume its agreement with us.

In January 2008, we entered into a global sourcing agreement with Thomson to supply our UMTS femtocell technology. Pursuant to the agreement, Thomson may use our femtocell products in conjunction with its own residential gateway offerings. The agreement is non-exclusive and sets forth the terms and conditions under which Thomson may purchase our femtocell products. The term of the agreement extends through January 2011, with automatic annual renewals. Either party may terminate the agreement with 90 days notice.

In February 2008, we entered into a global OEM agreement with Motorola to provide our CDMA femtocell solution products. The agreement is non-exclusive and sets forth the terms and conditions under which Motorola may purchase our femtocell and UAG products. The initial term of the agreement extends through May 2010, with automatic annual renewals. Following the initial term, Motorola may terminate the agreement with 180 days notice.

In June 2008, we entered into an agreement with Alcatel-Lucent to develop an integrated IP Multimedia Subsystem, or IMS femtocell solution for CDMA network operators that combines Airvana’s femtocell access point and femtocell network gateway with Alcatel-Lucent’s IMS core network infrastructure.

In July 2008, we entered into an agreement with Hitachi to develop a joint CDMA femtocell solution that integrates our femtocell products with Hitachi’s core radio access network infrastructure that Hitachi offers in Japan. In September 2008, we entered into a supply agreement with Hitachi under which Hitachi will provide marketing, sales and support activities for our femtocell products. The initial term of the supply agreement extends through June 2014 and provides for automatic annual renewals, unless either party gives 180 days notice of its intent not to renew.

In November 2008, we entered into another agreement with Nortel Networks amending certain provisions of the Development and Purchase and Sale Agreement for CDMA High Data Rate (1xEV-DO) Products, dated as of October 1, 2001, between us and Nortel Networks, in which we agreed to pricing for software products and upgrades that were under development at the time. Our agreement with Nortel Networks is subject to rejection and discharge in Nortel Networks’ bankruptcy. Although we intend to work with Nortel Networks to have our agreement assumed, there can be no assurance that Nortel Networks will assume its agreement with us.

In December 2008, we entered into a sourcing agreement with Pirelli Broadband Solutions to add wireless broadband connectivity to Pirelli’s portfolio of consumer broadband devices by using our UMTS femtocell technology. The agreement is non-exclusive and sets forth the terms and conditions under which Pirelli may purchase our femtocell products. The initial term of the agreement extends through November 2010, with automatic annual renewals, unless either party gives 90 days notice of its intent not to renew.

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

We anticipate that the revenue recognition related to the our fixed-mobile convergence products will be complex given that a number of our current arrangements for the development and supply of these products contain significant customization services, volume discounts, specified upgrades and multiple elements for new service offerings for which VSOE of fair value does not currently exist. To date, there have been no material revenues recognized with respect to these products.

The following diagram presents a hypothetical example of how software product releases and commitments to specified upgrades affect the relationship between product billings, product revenue and deferred product revenue under a business model similar to our current EV-DO OEM business model. The diagram does not reflect the actual timing of any of our software releases, the actual level of our product and service billings, revenue or deferred revenue in any period, the actual timing of recognition of our product and service revenues, or the deferral of product revenue that can result from the inability to establish VSOE of fair value for maintenance and support services.

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

Product Revenue.  Our product revenue is principally currently derived from the sale of our EV-DO mobile network products that are used by wireless operators to provide mobile broadband services. These products include four major components: base stations or OEM base station channel cards; radio network controllers; network management systems; and software upgrades to the OEM’s installed base. We have sold OEM base station channel cards both as hardware/software combinations and as software licenses when the OEM customer chooses to have the hardware manufactured for it by a third party. RNCs and network management systems are usually sold as software licenses as the OEM customer procures off-the-shelf hardware from third party suppliers. Almost all of our revenue and product and service billings to date have been derived from sales of our EV-DO products through our OEM agreement with Nortel Networks. Revenue from our FMC products have not been material to date.

We first derived revenue and product and service billings in fiscal 2002 from the sale of first generation EV-DO mobile network products based on the Rev 0 version of the standard. Prior to the third quarter of fiscal 2006, we sold Rev 0-based base station channel cards, which were manufactured for us by a third party, and licensed Rev 0 software for these OEM base station channel cards, as well as for RNCs and network management systems. In connection with the transition to products based on the Rev A version of the standard, Nortel Networks exercised its right to license our hardware design in order to manufacture the OEM base station channel cards that support Rev A instead of purchasing this hardware from us. As a result, beginning in the third quarter of fiscal 2006, our product sales to Nortel Networks are derived solely from the license of software, specifically Rev 0 and Rev A software, RNCs and network management systems, as well as Rev A software for OEM base station channel cards and system upgrades.

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

Our product revenue in fiscal 2006 consisted primarily of software license fees and hardware shipments to our primary OEM customer from fiscal 2002 through the first quarter of fiscal 2005, which is when we made an additional commitment for a specified future software upgrade. We refer to that software upgrade as our April 2005 specified upgrade or software version 4.0. In the first quarter of fiscal 2007, we delivered software version 4.0. As a result, we recognized product revenue of $141.5 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from April 2005 through September 2006, which is when we made another commitment for a specified future software upgrade. We refer to that software upgrade as our September 2006 specified upgrade or software version 5.0. In the fourth quarter of fiscal 2007, we delivered software version 5.0. As a result, we recognized product revenue of $137.4 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from September 2006 through June 2007, which is when we made another commitment for a specified future software upgrade. We refer to that software upgrade as the June 2007 specified upgrade or software version 6.0. In the second quarter of fiscal 2008, we delivered software version 6.0. As a result, we recognized product revenue of $59.0 million that consisted primarily of billings from software license fees to our primary OEM customer from June 2007 through December 2007, when we made another commitment for a specified future software upgrade. We refer to that software upgrade as the December 2007 specified upgrade or software version 7.0. In the fourth quarter of fiscal 2008, we delivered software version 7.0. As a result, we recognized product revenue of $57.1 million that consisted primarily of billings from software license fees to our primary OEM customer from December 2007 through July 2008, when we made another commitment for a specified future software upgrade. We refer to that software upgrade as the July 2008 specified upgrade or software version 8.0. In October 2008, we made another commitment for a specified software upgrade, which we refer to as the October 2008 specified upgrade or software version 8.1. As of December 28, 2008, there were two specified software upgrades that we had not yet delivered, software version 8.0, which we expect to deliver in the second quarter of fiscal 2009 and software version 8.1, which we expect to deliver in the second half of fiscal 2009.

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

On January 14, 2009, Nortel Networks announced that it had filed for bankruptcy protection. At the time of that filing, we had outstanding invoices to Nortel Networks in the amount of $21.8 million and approximately $12 million to $13 million of unbilled amounts related to royalties earned through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings. As a result, we excluded the $21.8 million of pre-bankruptcy filing outstanding invoices to Nortel Networks from billings for the quarter and year ended December 28, 2008. Billed and unbilled receivables as of the date of the Nortel Networks filing will be accounted for on a cash basis as collected.

Our product and service billings were $140.6 million in fiscal 2006, $142.2 million in fiscal 2007 and $125.1 million in fiscal 2008. Product and service billings to Nortel Networks were 94% of billings in fiscal 2006, 98% of billings in fiscal 2007 and 93% of billings in fiscal 2008 .

The following table reconciles revenue to product and service billings:

	Fiscal Year
	2006	2007	2008

Revenue	$170,270	$305,785	$138,173
Deferred revenue, at end of period	243,418	79,978	66,860
Less: Deferred revenue acquired	—	(171)	—
Less: Deferred revenue, at beginning of period	(273,124)	(243,418)	(79,978)

Product and service billings	$140,564	$142,174	$125,055

Deferred Revenue

Product and service billings for invoiced shipments and software license fees, and related maintenance services, as well as non-recurring engineering and other development services for which revenue is not recognized in the current period are recorded as deferred revenue. Deferred revenue increases each fiscal period by the amount of product and service billings that are deferred in the period and decreases by the amount of revenue recognized in the period. We classify deferred revenue that we expect to recognize during the next twelve months as current deferred revenue on our balance sheet and the remainder as long-term deferred revenue. As of December 28, 2008, $61.3 million of deferred revenue is included in current liabilities and $5.6 million of deferred revenue is included in long-term liabilities.

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

In 2008, Qualcomm indicated to us that we may owe them royalties of up to approximately $11 million for EV-DO products that we sold to Nortel Networks beginning in 2007. See Note 16 to the financial statements contained in Part II, Item 8 below, “Related Party Transactions.” Although we believe we are not obligated to pay these royalties, if we are required to pay additional royalties on past or future sales, our cost of product revenue would increase.

Cost Related to Product and Service Billings

Cost related to product and service billings, which is a non-GAAP measure, includes the cost of products delivered and invoiced to our customers, the cost directly attributable to the sale of software-only products by our OEM partners and the cost of services in the current period. Cost related to product billings is recorded as deferred product and service cost until such time as the related deferred revenue is recognized as revenue. At the time of revenue recognition, we expense the related deferred product and service costs in our income statement as cost of revenue.

Deferred Product and Service Costs

Cost related to product billings for invoiced shipments and software-only license fees for which revenue is not recognized in the current period is recorded as deferred product cost. In addition, when the Company performs development services that are essential to the functionality of the initial delivery of a new product where the associated revenues have been deferred due to the fact that they do not qualify as units of accounting separate from the delivery of the software, the Company defers direct and incremental development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases. The costs deferred consist of employee compensation and benefits for those employees directly involved with performing the development, as well as other direct and incremental costs. All costs incurred in excess of the related revenues are expensed as incurred. Deferred product and service costs increases each fiscal period by the amount of product and service costs associated with product and service billings that are deferred in the period and decreases by the amount of product and service costs associated with revenue recognized in the period. We classify deferred product cost that we expect to recognize during the next twelve months as current deferred product and service costs on our balance sheet. As of December 28, 2008, $1.9 million of deferred product cost was included in current assets and $1.3 million of deferred service cost was included in long-term assets.

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

Due to the Nortel Networks’ bankruptcy filing on January 14, 2009, we excluded the $21.8 million of pre-bankruptcy filing outstanding invoices to Nortel Networks from billings for the quarter and year ended December 28, 2008. As a result, our gross profit on billings was reduced by the same amount for the quarter and year ended December 28, 2008.

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

We expense all research and development cost as it is incurred. Our research and development is performed by our engineering personnel in the United States, India and the United Kingdom. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position and the development of new products for new markets. Accordingly, we expect research and development expense to remain similar in amount through fiscal 2009.

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

General and administrative expense has increased in amount and as a percentage of product and service billings in 2008 and we expect this trend to continue in 2009 as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly-traded company, including additional audit and legal fees, costs of compliance with the Sarbanes-Oxley Act of 2002, disclosure obligations and other regulations, investor relations expense and insurance premiums.

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

Based on current stock option grants, we expect to recognize a future expense for non-vested options of $14.9 million over a weighted-average period of 2.73 years as of December 28, 2008. We expect stock-based compensation expense will increase for the foreseeable future as we expect to continue to grant stock-based incentives to our employees.

Operating Income on Billings

Operating income on billings, which is a non-GAAP measure, varies from period to period according to the amount of gross profit on billings less operating expenses for the period.

Interest Income, Net

Interest income, net, primarily relates to interest earned on our cash, cash equivalents and investments. In fiscal 2008, interest income was partially offset by interest expense from our outstanding debt and non-cash interest expense relating to our preferred stock warrants.

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

Due to the Nortel Networks bankruptcy filing on January 14, 2009, we excluded the $21.8 million of pre-bankruptcy filing outstanding invoices to Nortel Networks from accounts receivable for the quarter and year ended December 28, 2008. In addition, we had approximately $12 million to $13 million of unbilled amounts related to royalties earned through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings, and as a result, we can not determine when we may collect these amounts, if at all. These amounts will be treated on a cash basis, as collected. We expect cash flows for the first quarter of 2009 to be negatively impacted by $34 million to $35 million, representing the total amount of billed and unbilled amounts due from Nortel Networks at the time of the filing.

Cash and Investments

We had unrestricted cash and cash equivalents and investments totaling $222.0 million as of December 30, 2007 and $228.4 million as of December 28, 2008. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1), and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer (with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. Currently, we have investments in one issuer, the value of which equals approximately 12% of our portfolio. We intend to reduce our investment in this issuer as the securities mature to meet the concentration limits of our investment policy. We are otherwise in compliance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.

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

For arrangements where we receive initial licensing fees or customization fees for new products under development, we defer recognition of these fees until the final product has been delivered and accepted, and then we recognize the fees over the expected customer relationship period. Revenue from pre-production units is deferred and recognized once the final product has been delivered and accepted, provided that the other criteria for revenue recognition are met, including but not limited to the establishment of VSOE of fair value for post-contract support. If VSOE of fair value cannot be established for undelivered elements, we defer all revenues until VSOE of fair value can be established or the undelivered element is delivered. If the only remaining undelivered element is post-contract support, we recognize revenue ratably over the contractual post-contract support period.

For arrangements that include annual volume commitments and pricing levels, where such discounts are significant and incremental and where the maximum discount to be provided can not be quantified prior to the expiration of the arrangement, we recognize revenue, provided that delivery and acceptance has occurred and provided that no other commitments such as specified upgrades are outstanding, based on the lowest pricing level stated in the arrangement. Any amounts invoiced in excess of the lowest pricing level are deferred and recognized ratably over the remaining discount period, which typically represents the greater of the PCS period or the remaining contractual period.

For our direct sales to end user customers, which have not been material to date, we recognize product revenue upon delivery provided that all other revenue recognition criteria have been met.

Our support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in our software. Our annual support and maintenance fees are based on a percentage of the initial sales or list price of the applicable hardware and software products and may include a fixed amount for help desk services. Included in the price of the product, we provide maintenance and support during the product warranty period, which is typically one year. As discussed above, we defer all revenue, including revenue related to maintenance and support services (“post-contract customer support” or “PCS”), until all specified upgrades outstanding at the time of shipment have been delivered. In connection with an amendment to the Company’s OEM arrangement with Nortel Network in 2007, we can no longer assert VSOE of fair value for PCS to Nortel Networks. When VSOE of fair value for PCS cannot be established, all revenue related to product sales and software-only license fees, including bundled PCS, is deferred until all specified software upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, we recognize a proportionate amount of all such revenue previously deferred based on the portion of the applicable warranty period that has elapsed as of the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. When VSOE of fair value for PCS can be established, we allocate a portion of the initial product revenue and software-only license fees to the bundled PCS based on the fees we charge for annual PCS when sold separately. When all specified software upgrades outstanding at the time of shipment are delivered, under the residual method, we recognize the previously deferred product revenue and software-only license fees, as well as the earned PCS revenue, based on the portion of the applicable warranty period that has elapsed. The unearned PCS revenue is recognized ratably over the remainder the applicable warranty period. Notwithstanding our inability to establish VSOE of fair value of maintenance and support services to Nortel Networks under SOP No. 97-2 for revenue recognition purposes, we present product revenue and service revenue separately on our consolidated statements of income based on historical maintenance and support services renewal rates at the time of sale.

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

In addition, certain of our contracts include guarantees regarding failure rates. Historically, the we have not incurred substantial costs relating to these guarantees and we currently expense such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, we would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on our license arrangements. We have not accrued any costs related to these warranties in the accompanying consolidated financial statements.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, we classify the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. We record reimbursable out-of-pocket expenses in both product and services revenues and as a direct cost of product and services in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (“EITF 01-14”). For fiscal 2006, 2007 and 2008, shipping and handling and reimbursable out-of-pocket expense were not material.

We have neither issued nor do we anticipate issuing any refunds on products sold. As such, no provisions have been recorded against deferred revenues, revenue or any related receivables for potential refunds.

We anticipate that the revenue recognition related to the our fixed-mobile convergence products will be complex given that a number of our current arrangements for the development and supply of these products contain significant customization services, volume discounts, specified upgrades and multiple elements for new service offerings for which vendor-specific evidence of fair value does not currently exist. To date, there have been no material revenues recognized with respect to these products.

Investments and Restricted Investments

We determine the appropriate categorization of investments in securities at the time of purchase. As of December 30, 2007 and December 28, 2008, our investments were categorized as held-to-maturity and are presented at their amortized cost. We classify securities on our balance sheet as short-term or long-term based on the date we reasonably expect the securities to mature or liquidate.

As of December 28, 2008, we held 3 securities in an unrealized loss position totaling less than $12,000. The unrealized losses on these individual securities were less than 1% of amortized cost and represented less than 1% of total amortized cost of all investments. Given the creditworthiness of the issuers of the securities that are in an unrealized loss position at December 28, 2008, we concluded there is no other-than-temporary impairment on any of these investments.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. In accordance with SFAS No. 123(R), we recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award, which is generally four to five years, and have elected to use the Black-Scholes option pricing model to determine fair value. SFAS No. 123(R) eliminated the alternative of applying the intrinsic value method of APB Opinion No. 25 to stock compensation awards. We adopted the provisions of SFAS No. 123(R) on the first day of fiscal 2006 using the prospective-transition method. As such, we will continue to apply APB Opinion No. 25 in future periods to equity awards granted prior to the adoption of SFAS No. 123(R).

As there was no public market for our common stock prior to July 19, 2007, the date of our IPO, we determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the year ended December 30, 2007 was between 67% and 78% and in the year ended December 28, 2008 was between 54% and 58%. The expected life of options was determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments and SFAS 123(R). The expected life of options granted during the year ended December 30, 2007 was between 6.25 and 6.5 years and during the year ended December 28, 2008 was 6.25 years. For the years ended December 30, 2007 and December 28, 2008, the weighted-average risk free interest rates used were 4.54% and 2.01%-3.6%, respectively. The risk-free interest rate is based on a weighted average of a 5-year and 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although we paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as we do not currently anticipate paying cash dividends on our common stock in the future. The weighted average grant-date fair value of options granted during fiscal 2007 and fiscal 2008 was $3.71 per share and $5.32 per share, respectively. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 3.0% for the year ended December 30, 2007 and between 3% and 6% for the year ended December 28, 2008 in determining the expense recorded in our consolidated statements of income. These rates were derived by review of our historical forfeitures since 2000.

For the years ended December 30, 2007 and December 28, 2008, we recorded expenses of $2,996 and $4,844, respectively, in connection with share-based awards and related tax benefit of approximately $165 and $704 for fiscal 2007 and 2008, respectively. As of December 28, 2008, future expense for non-vested stock options of $14,853 was expected to be recognized over a weighted-average period of 2.73 years. The adoption of SFAS No. 123(R) had no effect on cash flow for any period presented.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires the recognition of deferred income tax assets and liabilities for expected future tax consequences of events that have been recognized in our financial statements or tax returns. Under SFAS No. 109, we determine the deferred tax assets and liabilities based upon the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must then periodically assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and, to the extent we believe that it is more likely than not our deferred tax assets will not be recovered, we must establish a valuation allowance against our deferred tax assets.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, which is an interpretation of SFAS No. 109. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. We adopted the provisions of FIN No. 48 on January 1, 2007. We did not recognize any liability for unrecognized tax benefits as a result of adopting FIN No. 48 as of January 1, 2007. Our FIN No. 48 liability was $4.7 million at December 30, 2007 and $5.7 million, including interest at December 28, 2008. We did not recognize any interest or penalties in the years ended January 1, 2006, December 31, 2006 and December 30, 2007. During the year ended December 28, 2008, we recognized approximately $184 of interest and $0 in penalties as a component of income tax expense.

Results of Operations

The following table sets forth our results of operations for the periods shown:

AIRVANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,	December 30,	December 28,
	2006	2007	2008
	(In thousands)

Revenue:
Product	$145,835	$279,133	$123,295
Service	24,435	26,652	14,878

Total revenue	170,270	305,785	138,173
Cost of revenue:
Product	39,241	34,794	3,267
Service	6,054	7,110	8,195

Total cost of revenue	45,295	41,904	11,462
Gross profit	124,975	263,881	126,711
Operating expenses:
Research and development	55,073	76,638	74,826
Selling and marketing	7,729	12,055	14,933
General and administrative	5,068	7,453	8,976
In-process research and development	—	2,340	—

Total operating expenses	67,870	98,486	98,735

Operating income	57,105	165,395	27,976
Interest income (expense)
Interest income	6,642	9,881	7,241
Interest expense	(40)	(35)	(1)

Total interest income (expense)	6,602	9,846	7,240

Income before income tax expense (benefit) and cumulative effect of change in accounting principle	63,707	175,241	35,216
Income tax (benefit) expense	(10,742)	21,898	13,923

Income before cumulative effect of change in accounting principle	74,449	153,343	21,293
Cumulative effect of change in accounting principle	(330)	—	—

Net income	$74,119	$153,343	$21,293

Other GAAP and Non-GAAP Financial Data(1):
Product and service billings	$140,564	$142,174	$125,055
Cost related to product and service billings	12,543	8,740	13,625
Gross profit on Billings	128,021	133,434	111,430
Operating income on Billings	60,151	34,948	12,695
Deferred revenue, at end of period	243,418	79,978	66,860
Deferred product and service costs, at end of period	34,214	1,050	3,213
Cash flow from operating activities	25,138	91,771	12,569

(1)	For a reconciliation of non-GAAP financial data to GAAP data, please see the tables on the following pages of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Comparison of Fiscal 2007 and Fiscal 2008

Revenue and Product and Service Billings

	Fiscal Year		Period-to-Period
	2007	2008	Change
	(In thousands)

Revenue	$305,785	$138,173	$(167,612)
Deferred revenue, at end of period	79,978	66,860
Less: Deferred revenue acquired	(171)	—
Less: Deferred revenue, at beginning of period	(243,418)	(79,978)

Product and service billings	$142,174	$125,055	$(17,119)

Revenue in fiscal 2008 was derived principally from the recognition of $61.3 million of software license and maintenance revenues related to the delivery in June 2008 of our June 2007 software release version 6.0 specified upgrade to Nortel Networks and $60.3 million of software license and maintenance revenues related to the delivery in November 2008 of our December 2007 software release version 7.0 specified upgrade to Nortel Networks. The revenue related to our June 2007 specified upgrade consisted of billings from June 2007 through November 2007 and the revenue related to our December 2007 specified upgrade consisted of billings from December 2007 through June 2008. Revenue in fiscal 2007 was derived principally from product shipments and sales of software licenses, maintenance and support related to our April 2005 specified upgrade and our September 2006 specified upgrade. The revenue related to our April 2005 specified upgrade consisted of billings from April 2005 through August 2006 and the revenue related to our September 2006 specified upgrade consisted of billings from September 2006 through May 2007. We recognized this revenue as a result of the delivery of specified upgrades in April 2007 and November 2007.

The decrease in product and service billings in fiscal 2008 was due primarily to the exclusion of $21.8 million of outstanding invoices to Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings. These invoices are being accounted for on a cash basis.

Cost of Revenue and Cost Related to Product and Service Billings

	Fiscal Year		Period-to-Period
	2007	2008	Change
	(In thousands)

Cost of revenue	$41,904	$11,462	$(30,442)
Deferred product and service costs, at end of period	1,050	3,213
Less: Deferred product cost, at beginning of period	(34,214)	(1,050)

Cost related to product and service billings	$8,740	$13,625	$4,885

The decrease in cost of revenue in fiscal 2008 was due primarily to the transition of manufacturing Rev A channel cards to Nortel Networks in fiscal 2006 as cost of revenue in fiscal 2007 included hardware costs for channel cards shipped during 2006.

The increase in cost related to product and service billings was due primarily to deferred costs associated with initial sales of prototype units and development costs of our FMC products.

Gross Profit and Gross Profit on Billings

	Fiscal Year		Period-to-Period
	2007	2008	Change
	(In thousands)

Gross profit	$263,881	$126,711	$(137,170)
Deferred revenue, at end of period	79,978	66,860
Less: Deferred revenue acquired	(171)	—
Less: Deferred revenue, at beginning of period	(243,418)	(79,978)
Deferred product cost, at beginning of period	34,214	1,050
Less: Deferred product and service costs, at end of period	(1,050)	(3,213)

Gross profit on Billings	$133,434	$111,430	$(22,004)

The decrease in gross profit was due primarily to a decrease in revenue of $167.6 million to $138.2 million in fiscal 2008, partially offset by a decrease in cost of revenue of $30.4 million to $11.5 million in fiscal 2008. We expect gross profit on our revenue to continue to fluctuate significantly in the future based on the time period between commitments for future software upgrades and the volume of sales in those time intervals.

Gross profit on Billings decreased primarily due to a decrease in product and service billings of $17.1 million to $125.1 million in fiscal 2008 due primarily to the exclusion of $21.8 million of outstanding invoices to Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings and an increase in cost related to product and service billings of $4.9 million to $13.6 million in fiscal 2008.

Operating Expenses

	Fiscal Year		Period-to-Period Change
	2007	2008	Amount	Percentage
	(In thousands)

Research and development	$76,638	$74,826	$(1,812)	2.3%
Sales and marketing	12,055	14,933	2,878	23.9%
General and administrative	7,453	8,976	1,523	20.4%
In-process research and development	2,340	—	(2,340)

Total operating expenses	$98,486	$98,735	$249	0.3%

Research and Development.  The decrease in research and development expense in fiscal 2008 was due primarily to a decrease in outside service expense and development tools expense related to non-recurring engineering costs incurred in fiscal 2007 and less reliance on outside services for the outsourcing of new product development in fiscal 2008, partially offset by an increase in temporary staffing related to the assistance of ongoing development projects in fiscal 2008 and an increase in stock compensation expense related to additional stock options granted in fiscal 2008. Outside service expense decreased by $2.6 million to $3.1 million in fiscal 2008. Development tools expense decreased by $1.5 million to $2.4 million in fiscal 2008. Temporary staffing expense increased by $0.8 million to $3.6 million in fiscal 2008. Stock compensation expense increased by $1.1 million to $3.0 million in fiscal 2008.

Sales and Marketing.  The increase in sales and marketing expense in fiscal 2008 was primarily due to an increase in salary and benefit expense associated with an increase in the number of sales, marketing and customer support employees to support a larger installed base and expansion of our international sales offices, and to a lesser extent an increase in travel expense associated with our sales, marketing and customer support activities. Salary and benefit expense associated with the increase in headcount increased by $2.6 million to $13.4 million in fiscal 2008.

General and Administrative.  The increase in general and administrative expense in fiscal 2008 was due to an increase in professional service fees associated with legal, audit and tax consulting services, additional incremental expenses associated with being a public company such as higher premiums for directors and officers insurance and costs of Sarbanes-Oxley compliance initiatives and an increase in the number of general and administrative employees to support our growth. Legal, audit and tax consulting fees, including for our Sarbanes-Oxley compliance initiatives, increased by $0.6 million to $2.3 million in fiscal 2008. Directors and officers insurance premiums increased by $0.4 million to $1.1 million in fiscal 2008 as 2008 was the first full year we were a public company. Salary and benefit expense increased by $0.6 million to $5.0 million in fiscal 2008.

In-Process Research and Development.  In April 2007, we acquired 3Way Networks, a United Kingdom-based provider of personal base stations and solutions for the UMTS market. We accounted for this acquisition under the purchase method of accounting as prescribed by SFAS 141, Business Combinations. In connection with this acquisition, we recorded $2.3 million of in-process research and development expense in fiscal 2007.

Operating Profit and Operating Profit on Billings

	Fiscal Year		Period-to-Period
	2007	2008	Change
	(In thousands)

Operating profit	$165,395	$27,976	$(137,419)
Deferred revenue, at end of period	79,978	66,860
Less: Deferred revenue acquired	(171)	—
Less: Deferred revenue, at beginning of period	(243,418)	(79,978)
Deferred product cost, at beginning of period	34,214	1,050
Less: Deferred product and service costs, at end of period	(1,050)	(3,213)

Operating profit on billings	$34,948	$12,695	$(22,253)

The decrease in operating profit on billings in fiscal 2008 was due primarily to the decrease in our gross profit on billings, due primarily to the exclusion of $21.8 million of outstanding invoices to Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings coupled with operating expenses in fiscal 2008 remaining relatively flat compared to fiscal 2007.

Interest Income, Net.  Interest income, net, consists primarily of interest generated from the investment of our cash balances. The decrease in interest income of $2.6 million to $7.2 million in fiscal 2008 was due primarily to lower interest rates, partially offset by higher average cash and investment balances in fiscal 2008.

Income Tax Expense.  Our effective tax rate for fiscal 2008 was 39.5% of pre-tax income. For fiscal 2008, our effective tax rate consisted primarily of profits in the United States taxed at the federal statutory rate, losses from foreign operations for which no tax benefits can be recognized, and increases in FIN No. 48 unrecognized tax benefits. This tax is reduced by the benefit from federal research credits and manufacturing deductions. Our effective tax rate for fiscal 2007 was 12.5% of pre-tax income. For fiscal 2007, our effective tax rate consisted primarily of profits in the United States taxed at the federal statutory rate, losses from foreign operations for which no tax benefits can be recognized, and FIN No. 48 unrecognized tax benefits. This tax was offset by federal research credits and manufacturing deductions and the recognition of deferred tax assets for which a valuation allowance had previously been recorded.

When our FMC products begin to ship in the United States in significant volumes, our effective state tax rate may increase and we may realize benefits from our state tax credit carryforwards.

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

Cost of product revenue decreased by $4.4 million to $34.8 million in fiscal 2007. Cost of service revenue increased by $1.0 million to $7.1 million in fiscal 2007. The decrease in cost of product revenue was due primarily to the transition of manufacturing for Rev A channel cards to Nortel Networks in fiscal 2006. The increase in cost of service revenue was due primarily to an increase in customer service headcount to support a larger installed base of product.

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

Gross profit from product revenue increased by $137.8 million to a gross profit of $244.3 million in fiscal 2007 and gross profit from service revenue increased by $1.1 million to a gross profit of $19.5 million in fiscal 2007.

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

The increase in gross profit on Billings was due primarily to a small increase in product and service billings from sales of Rev A software upgrades offset by decreased sales of Rev A OEM channel cards and a decrease in cost of product and service billings from the transition in fiscal 2006 to software-only sales for Rev A capable OEM channel cards manufactured by Nortel Networks from sales of Rev 0 channel cards, which included both hardware we manufactured and software we developed.

Operating Expenses

	Fiscal Year		Period-to-Period Change
	2006	2007	Amount	Percentage
	(In thousands)

Research and development	$55,073	$76,638	$21,565	39.2%
Sales and marketing	7,729	12,055	4,326	56.0%
General and administrative	5,068	7,453	2,385	47.1%
In-process research and development	—	2,340	2,340

Total operating expenses	$67,870	$98,486	$30,616	45.1%

Research and Development.  The increase in research and development expense was due primarily to an increase in the number of research and development employees, and to a lesser extent an increase in spending on development tools, lab supplies and equipment to support new product development programs. Salary and benefit expense associated with the increase in headcount increased by $12.5 million to $53.0 million in fiscal 2007.

Sales and Marketing.  The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense associated with an increase in the number of sales, marketing and customer support employees to support a larger installed base and expansion of our international sales offices, and to a lesser extent an increase in travel expense associated with our sales, marketing and customer support activities. Salary and benefit expense associated with the increase in headcount increased by $3.5 million to $10.8 million in fiscal 2007.

General and Administrative.  The increase in general and administrative expense was due to an increase in the number of general and administrative employees and increased professional service fees associated with legal, audit and tax consulting services, an increase in the number of general and administrative employees to support our growth, and additional incremental expenses associated with being a public company such as directors and officers insurance. Legal, audit and tax consulting fees increased by $0.4 million to $1.7 million in fiscal 2007. Salary and benefit expense increased by $1.2 million to $4.3 million in fiscal 2007.

In-Process Research and Development.  In April 2007, we acquired 3Way Networks Limited, a United Kingdom-based provider of personal base stations and solutions for the UMTS market. We accounted for this acquisition under the purchase method of accounting as prescribed by SFAS 141, Business Combinations. In connection with this acquisition, we recorded $2.3 million of in-process research and development expense.

Operating Profit and Operating Profit on Billings

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

The decrease in operating profit on Billings was due primarily to a small increase in gross profit on Billings of $5.4 million offset by an increase in operating expenses of $30.6 million to $98.5 million in fiscal 2007.

Interest Income, Net.  Interest income, net, consists of interest generated from the investment of our cash balances, which was offset in fiscal 2007 by non-cash interest expense relating to our preferred stock warrants, which converted to common stock warrants upon the completion of our IPO in July 2007. The increase in interest income from $6.6 million in fiscal 2006 to $9.9 million in fiscal 2007 was due primarily to greater average cash and investment balances and higher interest rates.

Income Tax Expense.  Our effective tax rate for fiscal 2007 was 12.5% of pre-tax income. For fiscal 2007, our effective tax rate consisted primarily of profits in the United States taxed at the federal statutory rate, losses from foreign operations for which no tax benefits can be recognized, and FIN No. 48 unrecognized tax benefits. This tax was offset by federal research credits and manufacturing deductions and the recognition of deferred tax assets for which a valuation allowance had previously been recorded. For fiscal 2006, we generated a net tax benefit of $10,742, consisting primarily of profits in the United States taxed at the federal statutory rate reduced by federal research credits and the recognition of deferred tax assets for which a valuation allowance had previously been recorded.

Liquidity and Capital Resources

As of December 28, 2008, our principal sources of liquidity were cash, cash equivalents and investments of $228.4 million. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1) and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer

(with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. Currently, we have investments in one issuer, the value of which equals approximately 12% of our portfolio. We intend to reduce our investment in this issuer as the securities mature to meet the concentration limits of our investment policy. We are otherwise in compliance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.

As of December 28, 2008, we did not have any lines of credit or other similar source of liquidity.

	Fiscal Year
	2006	2007	2008
	(In thousands)

Cash and cash equivalents	$86,815	$43,547	$30,425
Investments, short-term	73,308	178,416	197,941
Accounts receivable	46,072	14,171	3,354
Working capital	3,253	131,886	156,532
Cash flow from operating activities	25,138	91,771	12,569
Cash flow from investing activities	40,180	(113,670)	(17,173)
Cash flow from financing activities	1,624	(21,391)	(8,643)

On January 14, 2009, Nortel Networks announced that it and certain of its affiliates had filed for bankruptcy protection. At the time of that filing, we had outstanding invoices to Nortel Networks in the amount of $21.8 million and approximately $12 million to $13 million of unbilled amounts related to royalties earned through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings and it is likely that a portion or all of these amounts will not be collected. Had Nortel Networks not filed for bankruptcy protection, these amounts would likely have been paid in due course in the first quarter of 2009. We expect cash flows for the first quarter of 2009 to be negatively impacted by $34 million to $35 million, representing the total amount of billed and unbilled invoices due from Nortel Networks at the time of the filing. In connection with the announcement, Nortel Networks informed us that it will continue to purchase goods and services from us and that we are a long term partner and a key supplier to Nortel Networks. Purchases subsequent to the filing date will be under the terms of Nortel Networks’ current agreement with us. We intend to work with Nortel Networks to assume its agreement with us. If Nortel Networks assumes its agreement with us, Nortel Networks would be required to become current in all of its outstanding obligations to us, including obligations outstanding prior to the filing date. If the agreement is not assumed, all outstanding obligations (billed and unbilled invoices) will be subject to discharge and we likely will not be able to collect these receivables in full.

During fiscal 2006, we funded our operations primarily with cash flow from operating activities. During fiscal 2007, we funded our operations primarily with cash flow from operating activities as well as from proceeds from our initial public offering of $51.0 million. In fiscal 2008, we funded our operations primarily with cash flow from operating activities. Cash flow from operating activities is generally derived from net income, fluctuations of current assets and liabilities and to a lesser extent non-cash expenses.

In fiscal 2006, our net income of $74.1 million exceeded our cash flow from operating activities by $49.0 million primarily as a result of a decrease in deferred revenue of $29.7 million and increases in accounts receivable of $38.5 million associated with a significant increase in billings in the fourth quarter and prepaid taxes of $13.6 million, partially offset by a reduction in deferred charges of $32.8 million. In fiscal 2007, our net income of $153.3 million exceeded our cash flow from operating activities by $61.5 million primarily as a result of a decrease in deferred revenue of $163.6 million, partially offset by a decrease in deferred product cost of $33.2 million, and a decrease in accounts receivable of $31.9 million associated with the collection of billings made in the fourth quarter of fiscal 2006, and an increase in accrued income taxes of $19.7 million. In fiscal 2008, our net income of $21.3 million exceeded our $12.6 million in cash flow from operating activities by $8.7 million primarily as a result of a decrease in accrued income taxes of $10.0 million and a decrease in deferred revenue of $13.1 million, partially offset by a decrease in accounts receivable of $10.8 million associated with collection of billings made in the fourth quarter of fiscal 2008 and $4.8 million of stock compensation expense. Our ability to continue to generate cash from operations will depend in large part on the volume of product and service billings, our ability to collect accounts receivable, the level of our operating expenses, and to some extent, our ability to collect on approximately $34 million to $35 million of billed and unbilled invoices due from Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings.

The timing of tax payments also impacts cash flow from operating activities from period to period. Tax payments do not necessarily match pretax income or loss in a given period due to permanent and temporary differences in taxable income including deferred revenue and deferred charges. We paid $6.2 million in fiscal 2006 in federal, state and foreign taxes. We received tax refunds of $9.6 million in fiscal 2007. We paid $24.7 million in fiscal 2008 in federal, state and foreign taxes. We expect to make a tax payment of approximately $1.8 million in the first quarter of fiscal 2009 relating to fiscal 2008 profits.

Cash provided by investing activities was $40.2 million during fiscal 2006. Cash used in investing activities was $113.7 million during fiscal 2007 and $17.2 million during fiscal 2008. During fiscal 2006, cash flow from investing activities consisted primarily of $136.9 million of purchases and $179.8 million of maturities of investments and purchases of property and equipment of $2.6 million. In fiscal 2007, cash flow used in investing activities consisted primarily of $367.9 million of purchases and $268.4 million of maturities of investments, purchases of property and equipment of $3.2 million, as well as $10.9 million related to the purchase of 3Way Networks, net of cash acquired. During fiscal 2008, cash flow used in investing activities consisted primarily of $341.6 million of purchases and $309.6 million of maturities of investments, sale of investments of $16.6 million and purchases of property and equipment of $1.8 million.

Cash provided by financing activities was $1.6 million in fiscal 2006. Cash used in financing activities was $21.4 million during fiscal 2007 and $8.6 million during fiscal 2008. Cash flow from financing activities in fiscal 2006 consisted primarily of proceeds from exercise of stock options, the sale of restricted common stock and preferred stock and the receipt of leasehold improvement reimbursements from our landlord. Cash used in financing activities in fiscal 2007 consisted primarily of payment of a cash dividend of $72.7 million and repayment of $0.5 million of long-term debt partially offset by net proceeds of $51.4 million from our IPO and proceeds of $0.6 million from the exercise of stock options. Cash used in financing activities in fiscal 2008 consisted primarily of repurchases of $13.3 million of our common stock, proceeds of $2.6 million from the exercise of stock options and a $2.3 million tax benefit related to the exercise of stock options.

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

In April 2007, we paid a special cash dividend of $1.333 per share of common stock from our existing cash balance. The payment to holders of common stock and redeemable convertible preferred stock, as converted, totaled $72.7 million. We have not declared any other cash dividends on our capital stock and do not expect to declare any cash dividends for the foreseeable future. We intend to use future cash flow from operating activities, if any, in the operation and expansion of our business. Declaration of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion, and restrictions imposed by lenders, if any.

During fiscal 2008, we repurchased 2.7 million shares of our common stock for approximately $13.3 million under our $20 million share repurchase program approved by our Board of Directors in July 2008. As of December 28, 2008, there was $6.7 million remaining under the program. In February 2009, our Board of

Directors approved a second stock repurchase program authorizing us to purchase up to an additional $20 million of our common stock following the completion of our initial program.

Contractual Obligations and Commitments

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 28, 2008.

		Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating leases(1)	$4,900	$1,514	$2,896	$490	$—
Purchase commitments(2)	$4,042	3,114	928	—	—

Total	$8,942	$4,628	$3,824	$490	$—

(1)	Consists of contractual obligations for non-cancelable office space under operating leases.

(2)	Represents amounts associated with agreements that are enforceable, legally binding and specify terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of payment. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

We may be required to make cash outlays related to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $5.7 million, including interest, as of December 28, 2008 have been excluded from the contractual obligations table above. For further information on unrecognized tax benefits, see Note 7 to the consolidated financial statements included in this Report.

Off-Balance Sheet Arrangements

We do not engage in off-balance sheet financing arrangements. We do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and Indian rupee, the currencies in which our operating obligations in Cambridge, United Kingdom and Bangalore, India, respectively, are paid. Through 2008, we have not entered into any hedging contracts although we may do so in the future. Fluctuations in currency exchange rates could affect our business in the future. In the event of a hypothetical ten percent adverse movement in foreign currency exchange rates our losses of future earnings and assets as well as our loss of cash flows would be immaterial; however, actual effects might differ materially from this hypothetical analysis.

Interest Rate Sensitivity

We had unrestricted cash and cash equivalents and investments totaling $222.0 million and $228.4 million at December 30, 2007 and December 28, 2008, respectively. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1) and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer (with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. Currently, we have investments in one issuer, the value of which equals approximately 12% of our portfolio. We intend to reduce our investment in this issuer as the securities mature to meet the concentration limits of our investment policy. We are otherwise in compliance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.

Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investments. We do not own derivative financial investment instruments in our investment portfolio. In the event of a hypothetical ten percent adverse movement in interest rates, our losses of future earnings and assets, fair values of risk sensitive financial instruments, as well as our loss of cash flows would be immaterial; however, actual effects might differ materially from this hypothetical analysis.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements are filed as part of this Annual Report

Page

Report of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheets as of December 30, 2007, and December 28, 2008	70
Consolidated Statements of Income for the years ended December 31, 2006, December 30, 2007 and December 28, 2008	71
Consolidated Statements of Cash Flows for the years ended December 31, 2006, December 30, 2007 and December 28, 2008	72
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the years ended December 31, 2006, December 30, 2007 and December 28, 2008	73
Notes to Consolidated Financial Statements	74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Airvana, Inc.:

We have audited the accompanying consolidated balance sheets of Airvana, Inc. (the “Company”) as of December 30, 2007 and December 28, 2008 and the related consolidated statements of income, cash flows and redeemable convertible preferred stock and stockholders’ (deficit) equity for each of the three years in the period ended December 28, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airvana, Inc. at December 30, 2007 and December 28, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Airvana Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 20, 2009

AIRVANA, INC.

CONSOLIDATED BALANCE SHEETS

	December 30,	December 28,
	2007	2008
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$43,547	$30,425
Investments	178,416	197,941
Accounts receivable	14,171	3,354
Deferred product cost	1,050	1,913
Deferred tax assets, current	1,422	2,168
Prepaid taxes	115	—
Prepaid expenses and other current assets	3,064	2,758

Total current assets	241,785	238,559
Property and equipment	17,831	14,425
Less: accumulated depreciation and amortization	11,434	9,603

	6,397	4,822
Restricted investments	193	193
Deferred service cost	—	1,300
Deferred tax assets, long-term, net	612	956
Goodwill and intangible assets, net	12,165	11,096
Other assets	414	410

Total assets	$261,566	$257,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,806	$4,455
Accrued expenses and other current liabilities	11,162	14,365
Accrued income taxes	15,016	1,897
Deferred revenue, current	79,915	61,310

Total current liabilities	109,899	82,027
Deferred revenue, long-term	63	5,550
Accrued income taxes	4,675	5,703
Other liabilities	1,754	1,174

Total long-term liabilities	6,492	12,427
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding at December 30, 2007 and December 28, 2008	—	—
Common stock, $0.001 par value: 350,000,000 shares authorized, 63,559,983 and 62,931,171 shares issued and outstanding at December 30, 2007 and December 28, 2008, respectively (Note 10)	64	63
Additional paid-in capital	190,409	186,824
Accumulated deficit	(45,298)	(24,005)

Total stockholders’ equity	145,175	162,882

Total liabilities and stockholders’ equity	$261,566	$257,336

The accompanying notes are an integral part of these financial statements

AIRVANA, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31,	December 30,	December 28,
	2006	2007	2008
	(In thousands, except per share amounts)

Revenue:
Product	$145,835	$279,133	$123,295
Service	24,435	26,652	14,878

Total revenue	170,270	305,785	138,173
Cost of revenue:
Product	39,241	34,794	3,267
Service	6,054	7,110	8,195

Total cost of revenue	45,295	41,904	11,462
Gross profit	124,975	263,881	126,711
Operating expenses:
Research and development	55,073	76,638	74,826
Selling and marketing	7,729	12,055	14,933
General and administrative	5,068	7,453	8,976
In-process research and development	—	2,340	—

Total operating expenses	67,870	98,486	98,735

Operating income	57,105	165,395	27,976
Interest income (expense), net
Interest income	6,642	9,881	7,241
Interest expense	(40)	(35)	(1)

Total interest income (expense), net	6,602	9,846	7,240

Income before income tax expense (benefit) and cumulative effect of change in accounting principle	63,707	175,241	35,216
Income tax (benefit) expense	(10,742)	21,898	13,923

Income before cumulative effect of change in accounting principle	74,449	153,343	21,293
Cumulative effect of change in accounting principle	(330)	—	—

Net income	$74,119	$153,343	$21,293

Net income per common share applicable to common stockholders:
Basic	$1.21	$2.63	$0.33
Diluted	$1.12	$2.19	$0.30
Weighted average common shares outstanding:
Basic	13,542	36,238	64,278
Diluted	18,947	43,496	70,091

The accompanying notes are an integral part of these financial statements

AIRVANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 30,	December 28,
	2006	2007	2008
	(In thousands)

Operating activities
Net income	$74,119	$153,343	$21,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,408	3,078	3,215
Amortization of intangible assets	—	713	1,069
In-process research and development	—	2,340	—
Stock-based compensation	800	2,996	4,844
Loss on disposal of property and equipment	36	—	—
Deferred tax benefit	—	(2,989)	(951)
Cumulative effect of change in accounting principle	330	—	—
Excess tax benefit related to exercise of stock options	—	—	(2,266)
Amortization of investments	(581)	(5,661)	(4,113)
Amortization of leasehold incentive	(542)	(522)	(522)
Non-cash interest income	40	(103)	—
Changes in operating assets and liabilities:
Accounts receivable	(38,482)	31,901	10,817
Deferred product and service costs	32,752	33,164	(2,163)
Prepaid taxes	(13,619)	14,512	115
Prepaid expenses and other current assets	149	(542)	306
Accounts payable	(1,707)	512	649
Accrued expenses and other current liabilities	(859)	2,948	3,358
Accrued income taxes	—	19,691	(9,964)
Deferred revenue	(29,706)	(163,610)	(13,118)

Net cash provided by operating activities	25,138	91,771	12,569
Investing activities
Purchases of property and equipment	(2,614)	(3,190)	(1,765)
Restricted investments	100	—	—
Purchase of 3-Way Networks, net of cash acquired	—	(10,907)	—
Purchases of investments	(136,930)	(367,851)	(341,622)
Maturities of investments	179,800	268,404	309,579
Proceeds from sale of investments	—	—	16,631
Other assets	(176)	(126)	4

Net cash provided (used in) by investing activities	40,180	(113,670)	(17,173)
Financing activities
Payments on long-term debt	—	(583)	(121)
Proceeds from initial public offering, net of offering costs	(560)	51,353	—
Proceeds from leasehold incentive	789	—	—
Proceeds from sale of Series D redeemable convertible preferred stock	1,000	—	—
Payments of cash dividend	—	(72,674)	(92)
Purchase of treasury stock	—	(96)	(13,328)
Excess tax benefit related to exercise of stock options	—	—	2,266
Proceeds from exercise of stock options	395	609	2,632

Net cash provided by (used in) financing activities	1,624	(21,391)	(8,643)
Effect of exchange rate changes on cash and cash equivalents	—	22	125

Net increase (decrease) in cash and cash equivalents	66,942	(43,268)	(13,122)
Cash and cash equivalents at beginning of period	19,873	86,815	43,547

Cash and cash equivalents at end of period	$86,815	$43,547	$30,425

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$6,204	$100	$24,723
Supplemental Disclosure of Noncash Activities
Accretion of dividends on redeemable convertible preferred stock	$7,328	$4,032	$—
Retirement of property and equipment	$244	$867	$4,985

The accompanying notes are an integral part of these financial statements

AIRVANA, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ (DEFICIT) EQUITY

							Redeemable Convertible
							Preferred Stock
	Series A		Series B1		Series B2		Series C		Series D		Common Stock		Additional
		Liquidation		Liquidation		Liquidation		Liquidation		Liquidation		Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	(Deficit) Equity
							(In thousands, except share amounts)

Balance at January 1, 2006	10,937,500	15,877	3,994,328	34,308	900,414	6,963	25,031,017	52,931	2,989,537	11,635	13,520,543	13	2,176	(192,846)	(190,657)
Sale of Series D redeemable convertible preferred stock	—	—	—	—	—	—	—	—	298,953	1,000	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	293,992	1	394	—	395
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	800	—	800
Cumulative dividends on redeemable convertible preferred stock	—	872	—	1,966	—	399	—	3,219	—	872	—	—	—	(7,328)	(7,328)
Reclassification of preferred stock warrants to liability	—	—	—	—	—	—	—	—	—	—	—	—	(119)	—	(119)
Net income	—	—	—	—	—	—	—		—	—	—	—	—	74,119	74,119

Balance at December 31, 2006	10,937,500	16,749	3,994,328	36,274	900,414	7,362	25,031,017	56,150	3,288,490	13,507	13,814,535	14	3,251	(126,055)	(122,790)

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	416,328	—	609	—	609
Repurchase and retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	(45,010)	—	(96)	—	(96)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,996	—	2,996
Conversion of convertible preferred stock warrants into common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	70	—	70
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	7,528	—	—	—	—
Cumulative dividends on redeemable convertible preferred stock	—	480	—	1,080	—	219	—	1,771	—	482	—	—	—	(4,032)	(4,032)
Exercise of convertible preferred stock warrants	—	—	—	—	—	—	43,166	69	—	—	—	—	248	—	248
Issuance of common stock in connection with the Company’s acquisition of 3Way Networks Limited	—	—	—	—	—	—	—	—	—	—	441,845	1	2,661	—	2,662
Conversion of redeemable convertible preferred stock in connection with the Company’s initial public offering	(10,937,500)	(17,229)	(3,994,328)	(37,354)	(900,414)	(7,581)	(25,074,183)	(57,990)	(3,288,490)	(13,989)	40,624,757	41	134,102	—	134,143
Issuance of common stock in connection with the Company’s initial public offering, net of offering costs of $7,267	—	—	—	—	—	—	—	—	—	—	8,300,000	8	50,785	—	50,793
Cash dividend	—	—	—	—	—	—	—	—	—	—	—	—	(4,217)	(68,554)	(72,771)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	153,343	153,343

Balance at December 30, 2007	—	—	—	—	—	—	—	—	—	—	63,559,983	64	190,409	(45,298)	145,175

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	2,076,625	2	2,630	—	2,632
Repurchase and retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	(2,708,200)	(3)	(13,325)	—	(13,328)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	4,844	—	4,844
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	2,763	—	—	—	—
Excess tax benefit related to exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	2,266	—	2,266
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	21,293	21,293

Balance at December 28, 2008	—	—	—	—	—	—	—	—	—	—	62,931,171	63	186,824	(24,005)	162,882

The accompanying notes are an integral part of these financial statements

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.	Operations

Business Description

Airvana, Inc. (the “Company”) is a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. The Company’s high-performance technology and products, from comprehensive femtocell solutions to core mobile network infrastructure, enable operators to deliver compelling and consistent broadband services to mobile subscribers, wherever they are. These services include Internet access, e-mail, music downloads, video, IP-TV, gaming, push-to-talk and voice-over-IP. Airvana’s products are deployed in over 70 commercial networks on six continents. The Company has offices in Chelmsford, Massachusetts; Dallas, Texas; Bangalore, India; Cambridge, United Kingdom; Madrid, Spain; Darmstadt, Germany; Beijing, China; Singapore; and Tokyo, Japan.

On January 14, 2009 (the “filing date”), Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Some of Nortel Network Corporation’s U.S. subsidiaries, including Nortel Networks Inc., (“Nortel Networks”) filed Chapter 11 voluntary petitions in the State of Delaware. Refer to Note 20 for a discussion of the impact of these actions on the Company.

2.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements. The Company believes that a significant accounting policy is one that is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as the result of the need to make estimates about the effect of matters that are inherently uncertain.

These consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.

Principles of Consolidation

The principles of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities and Accounting Research Bulletin No. 51, Consolidation of Financial Statements, are considered when determining whether an entity is subject to consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of intercompany transactions and balances. During fiscal 2008, the Company formed Airvana Singapore Pte. Ltd., a wholly owned Singapore corporation, which commenced operations during the fourth quarter of fiscal 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s timing of revenue recognition for multiple element arrangements, expensing or capitalizing research and development costs for software, expected future cash flows used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, certain accrued expenses, stock-based compensation, contingent liabilities, the assessment of uncertain tax positions and the related tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

The Company is subject to a number of risks similar to those of other companies of similar size in its industry, including, but not limited to: a highly concentrated customer base, sales volatility, dependency on particular air interface standards, rapid technological changes, competition from substitute products and services from larger companies, limited number of suppliers, the current crisis affecting world financial markets, future sales or issuances of its common stock, government regulations, management of international activities, protection of proprietary rights, patent litigation, and dependence on key individuals.

Reclassification

The Company has netted the previously reported deferred tax liability-long-term of $1,174 as of December 30, 2007 against its previously reported deferred tax assets-long-term of $1,786 as of December 30, 2007 as the Company concluded that since both of these amounts relate to the same tax jurisdiction, the deferred tax asset should be presented net in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). This reclassification has been made to conform to the current period presentation.

Fiscal Year

The Company’s fiscal year ends on the Sunday nearest to December 31.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid instruments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Refer to Note 6 for further discussion of cash equivalents.

Investments and Restricted Investments

The Company determines the appropriate categorization of investments in securities at the time of purchase. As of December 30, 2007 and December 28, 2008, the Company’s investments were categorized as held-to-maturity and are presented at their amortized cost (See Note 4). The Company classifies securities on its balance sheet as short-term or long-term based on the date it reasonably expects the securities to mature or liquidate.

As of December 30, 2007 and December 28, 2008, the Company had classified $193 as long-term restricted investments on its condensed consolidated balance sheets. Refer to Note 6 for a discussion of these restricted investments.

Prepaid and Other Current Assets

Prepaid and other current assets consist of prepaid software licenses, prepaid software and hardware maintenance contracts and inventories. Inventories are stated at the lower of cost or market on the first-in, first-out basis. The amount of inventories held as of December 30, 2007 and December 28, 2008 were not material.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Deferred Product and Service Cost

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), the Company also defers the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins as amended by SFAS No. 151, Inventory Cost. For development costs incurred in connection with specified upgrades, the Company expenses these costs as incurred.

When the Company performs development services that are essential to the functionality of the initial delivery of a new product where the associated revenues have been deferred due to the fact that they do not qualify as units of accounting separate from the delivery of the software, the Company defers direct and incremental development costs in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases. The costs deferred consist of employee compensation and benefits for those employees directly involved with performing the development, as well as other direct and incremental costs. All costs incurred in excess of the related revenues are expensed as incurred. Direct costs included in long-term deferred service cost in the accompanying consolidated balance sheets were $0 and $1,223 at December 30, 2007 and December 28, 2008, respectively.

Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation by charges to operations on a straight-line basis in amounts estimated to allocate the cost of the assets over their estimated useful lives. Depreciation expense was $2,408, $3,078 and $3,215 for the years ended December 31, 2006, December 30, 2007 and December 28, 2008, respectively. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consisted of the following:

		As of
		December 30,	December 28,
	Estimated Useful Life	2007	2008

Computer equipment and purchased software	1.5 - 3 years	$5,343	$2,513
Test and lab equipment	3 years	5,100	4,510
Leasehold improvements	Shorter of original contractual life of the lease or 5 years	6,497	6,546
Office furniture and equipment	3 - 5 years	891	856

Total property and equipment		17,831	14,425
Less: Accumulated depreciation and amortization		(11,434)	(9,603)

		$6,397	$4,822

During fiscal 2008, the Company completed a physical inventory of its property and equipment. As a result of this physical inventory, the Company determined that approximately $4,985 of fully depreciated assets were no longer in service and accordingly wrote-off these assets.

Capitalized Internal-Use Software

The Company capitalizes certain costs incurred to purchase internal-use software in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). To date, such costs have included external direct costs of materials and services consumed in

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

obtaining internal-use software and are included within computer hardware and software. Once the capitalization criteria of SOP 98-1 have been met, such costs are capitalized and amortized on a straight-line basis over three years after the software has been put into use. Subsequent additions, modifications, or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The Company capitalized $262, $294, and $57 during fiscal 2006, 2007 and 2008, respectively, related to a company wide enterprise resource planning system implementation project, as well as upgrades and enhancements that added significant functionality to the system At December 28, 2008, the Company had capitalized software of $1,428 and accumulated depreciation of $1,135 which is included in computer equipment and purchased software.

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

Revenue Recognition

The Company derives revenue from the licensing of software products and software upgrades; the sale of hardware products, maintenance and support services; and the sale of professional services, including training. The Company’s products incorporate software that is more than incidental to the related hardware. Accordingly, the Company recognizes revenue in accordance with SOP No. 97-2, Software Revenue Recognition.

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

Given the nature of the Company’s business, the majority of its sales are generated through multiple-element arrangements comprised of a combination of product, maintenance and support services, specified product upgrades, and in some cases, upfront licensing and development fees. The Company has established a business practice of negotiating with OEMs the pricing for future purchases of new product releases and specified software upgrades. For example, for Nortel Networks, the Company expects that it will release one or more optional specified upgrades annually. To determine whether these optional future purchases are elements of current purchase transactions, the Company assesses whether such new products or specified upgrades will be offered to the OEM customer at a price that represents a significant and incremental discount to current purchases. Because the Company sells uniquely configured products through each OEM customer, it does not maintain a list price for its products and specified software upgrades. Additionally, as it does not sell these products and upgrades to more than one customer, the Company is unable to establish VSOE of fair value for these products and upgrades. Consequently, the Company is unable to determine if the license fees it charges for the optional specified upgrades include a significant and incremental discount. As such, the Company defers all revenue related to current product sales, software-only license fees, maintenance and support services and professional services until all specified upgrades committed at the time of shipment have been delivered. For example, the Company recognizes deferred revenue from sales to an OEM customer only after it delivers a specified upgrade that it had previously committed. However, when it commits to an additional upgrade before it has delivered a previously committed upgrade, the Company defers all revenue from product sales after the date of such commitment until it delivers the additional upgrade. Any revenue that the Company had deferred prior to the additional commitment is recognized after the previously committed upgrade is delivered.

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

For arrangements where the Company receives initial licensing fees or customization fees for new products under development, the Company defers recognition of these fees until the final product has been delivered and accepted, and then recognizes the fees over the expected customer relationship period. Revenue from pre-production units is deferred and recognized once the final product has been delivered and accepted and the other criteria for revenue recognition are met, including but not limited to VSOE of fair value for post-contract support. If VSOE of fair value does not exist for undelivered elements, the Company will defer all revenues until VSOE of fair value exists or the undelivered element is delivered. If the only remaining undelivered element is post-contract support, the Company will recognize revenue ratably over the contractual post-contract support period.

For arrangements that include annual volume commitments and pricing levels, where such discounts represent significant and incremental discounts and where the maximum discount to be provided can not be quantified prior to the expiration of the arrangement, the Company recognizes revenue, provided that delivery and acceptance has occurred and no other commitments such as specified upgrades are outstanding, based on the lowest pricing level stated in the arrangement. Any amounts invoiced in excess of the lowest pricing level are deferred and recognized ratably over the remaining discount period, which typically represents the greater of the PCS period or the remaining contractual period.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

For its direct sales to end user customers, which have not been material to date, the Company recognizes product revenue upon delivery, provided that all other revenue recognition criteria have been met.

The Company’s support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in its software. The Company’s annual support and maintenance fees are based on a percentage of the initial sales or list price of the applicable hardware and software products and may include a fixed amount for help desk services. Included in the price of the product, the Company provides maintenance and support during the product warranty period, which is typically one year. As discussed above, the Company defers all revenue, including revenue related to maintenance and support services (“post-contract customer support” or “PCS”), until all specified upgrades outstanding at the time of shipment have been delivered. In connection with an amendment to the Company’s OEM arrangement with Nortel Networks dated September 28, 2007, the Company can no longer assert VSOE of fair value for PCS to Nortel Networks. When VSOE of fair value for PCS can not be established, all revenue related to product sales and software-only license fees, including bundled PCS, is deferred until all specified software upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, the Company recognizes a proportionate amount of all such revenue previously deferred based on the portion of the applicable warranty period that has elapsed as of the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. When VSOE of fair value for PCS can be established, the Company allocates a portion of the initial product revenue and software-only license fees to the bundled PCS based on the fees the Company charges for annual PCS when sold separately. When all specified software upgrades outstanding at the time of shipment are delivered, under the residual method, the Company recognizes the previously deferred product revenue and software-only license fees, as well as the earned PCS revenue, based on the portion of the applicable warranty period that has elapsed. The unearned PCS revenue is recognized ratably over the remainder the applicable warranty period. Notwithstanding the Company’s inability to establish VSOE of fair value of maintenance and support services to Nortel Networks under SOP No. 97-2 for revenue recognition purposes, the Company presents product revenue and service revenue separately on its consolidated statements of income based on historical maintenance and support services renewal rates at the time of sale.

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

In addition, certain contracts contain other mutually agreed upon specifications or service level requirements. Certain of the Company’s product specifications include a uptime guarantee and guarantees regarding failure rates. Historically, the Company has not incurred substantial costs relating to these guarantees and the Company currently expenses such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its sales arrangements. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. The Company records reimbursable out-of-pocket expenses in both product and services revenues and as a direct cost of product and services in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. For fiscal 2006, 2007 and 2008, shipping and handling and reimbursable out-of-pocket expense were not material.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

The Company has not issued nor does the Company anticipate issuing any refunds for products sold. As such, no provisions have been recorded against deferred revenue, revenue or any related receivables for potential refunds.

The Company anticipates that the revenue recognition related to the Company’s fixed-mobile convergence products will be complex given that a number of the Company’s current arrangements for the development and supply of these products contain significant customization services, volume discounts, specified upgrades and multiple elements for new service offerings for which vendor-specific evidence of fair value does not currently exist. To date, there have been no material revenues recognized with respect to these products.

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, restricted investments, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents and investment accounts with two major financial institutions. The Company’s cash equivalents and investments are invested in securities with high credit ratings.

The Company’s customers are principally located in the United States, Canada, Europe and Japan. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the telecommunications industry as well as global economic conditions, management does not believe significant credit risk exists as of December 28, 2008 beyond the risks discussed below related to Nortel’s bankruptcy filing. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the telecommunications industry. The Company believes that all of its accounts receivable are collectible and, therefore, has not provided any reserve for doubtful accounts as of December 30, 2007 and December 28, 2008.

At December 30, 2007, Nortel Networks accounted for 80% of accounts receivable. At December 28, 2008, Nortel accounted for $500 of accounts receivable that was paid in the ordinary course prior to Nortel’s bankruptcy filing. At December 28, 2008, the Company had four customers who accounted for 49%, 15%, 11% and 11% of accounts receivable, respectively. Nortel Networks accounted for 95%, 99% and 99% of revenues individually for the years ended December 31, 2006, December 30, 2007 and December 28, 2008, respectively.

On January 14, 2009, Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Some of Nortel Networks Corporation’s U.S. subsidiaries, including Nortel Networks, Inc., filed Chapter 11 voluntary petitions in the State of Delaware. See Note 20 for further discussion.

Segment and Geographic Information

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision making group, as defined under SFAS No. 131, consists of the Company’s chief executive officer, chief financial officer and the executive vice presidents. As of December 28, 2008, the Company views its operations and manages its business as one operating segment. The Company continues to evaluate its current and new product lines for their impact on reporting segments.

Export sales from the United States to unaffiliated customers are primarily to a customer in Canada, and accounted for 95%, 99% and 99% or revenues individually for fiscal 2006, 2007 and 2008, respectively.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Transfers between the Company and its subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.

The Company’s identifiable long-lived assets by geographic region as of December 30, 2007 and December 28, 2008 are as follows:

	December 30,	December 28,
	2007	2008

United States	$5,454	$5,501
United Kingdom	12,917	12,178
Other foreign locations	1,410	1,099

	$19,781	$18,778

Stock-Based Compensation

As of December 28, 2008, the Company had two stock-based employee compensation plans which are more fully described in Note 11.

Through the year ended January 1, 2006, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and elected the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of the Company’s common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. The Company followed the provisions of Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, to account for grants made to non-employees.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s income statement based on their estimated fair values. In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award, which is generally four to five years, and the Company has elected to use the Black-Scholes option pricing model to determine fair value. SFAS No. 123(R) eliminated the alternative of applying the intrinsic value method of APB Opinion No. 25 to stock compensation awards. The Company adopted the provisions of SFAS No. 123(R) on the first day of fiscal 2006 using the prospective-transition method. As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards granted prior to the adoption of SFAS No. 123(R).

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

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Net Income Per Share

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”), as clarified by EITF Issue No. 03-6, which clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing earnings per share and how earnings per share should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company has determined that its convertible preferred stock represented a participating security.

Under the two-class method, basic net income per share is computed by dividing the net income applicable to common stock by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. Diluted net income per share gives effect to all potentially dilutive securities, including stock options and unvested restricted common stock using the treasury stock method. Prior to the Company’s initial public offering (“IPO”), the Company allocated net income first to preferred stockholders based on dividend rights under the Company’s charter and then to common and preferred stockholders based on ownership interests. Net losses were not allocated to preferred stockholders. Effective with the Company’s IPO, all of the then outstanding preferred stock was converted into common stock and thus subsequent to the IPO, diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares and warrants is reflected in diluted earnings per share by application of

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

the treasury stock method. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Years Ended
	December 31,	December 30,	December 28,
	2006	2007	2008
	(Amounts in thousands, except per share amounts)

Numerator:
Income before cumulative effect of change in accounting principle	$74,449	$153,343	$21,293
Cumulative effect of change in accounting principle	(330)	—	—

Net income	$74,119	$153,343	$21,293

Allocation of net income:
Basic:
Accretion of redeemable preferred stock	$7,328	$4,032	$—
Dividend allocated to preferred stockholders	—	54,153	—
Undistributed net income allocated to preferred stockholders	50,354	—	—

Net income applicable to preferred stockholders	57,682	58,185	—
Net income applicable to common stockholders before cumulative effect of change in accounting principle	16,767	95,158	21,293
Cumulative effect of change in accounting principle	(330)	—	—

Net income applicable to common stockholders	16,437	95,158	21,293

Net income	$74,119	$153,343	$21,293

Diluted:
Accretion of redeemable preferred stock	$7,328	$4,032	$—
Dividend allocated to preferred stockholders	—	54,153	—
Undistributed net income allocated to preferred stockholders	45,642	—	—

Net income applicable to preferred stockholders	52,970	58,185	21,293
Net income applicable to common stockholders before cumulative effect of change in accounting principle	21,479	95,158	21,293
Cumulative effect of change in accounting principle	(330)	—	—

Net income applicable to common stockholders	21,149	95,158	21,293

Net income	$74,119	$153,343	$21,293

Denominator:
Basic weighted average shares	13,542	36,238	64,278
Dilutive effect of common stock equivalents	5,405	7,258	5,813

Diluted weighted average shares	18,947	43,496	70,091
Calculation of net income per share:
Basic:
Net income applicable to common stockholders	$16,437	$95,158	$21,293
Weighted average shares of common stock outstanding	13,542	36,238	64,278
Net income per share	$1.21	$2.63	$0.33

Diluted:
Net income applicable to common stockholders	$21,149	$95,158	$21,293
Weighted average shares of common stock outstanding	18,947	43,496	70,091
Net income per share	$1.12	$2.19	$0.30

Cumulative effect of change in accounting principle
Basic	$(0.02)

Diluted	$(0.02)

Diluted weighted average shares outstanding do not include options to purchase common stock and unvested restricted shares outstanding totaling 1,188,299, 1,328,185 and 3,966,960 shares of common stock for the years ended December 31, 2006, December 30, 2007 and December 28, 2008, respectively, as their effect would have been anti-dilutive.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The statement requires that long-lived assets and certain identifiable assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company determined that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired.

Goodwill and Other Intangibles

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The statement requires that goodwill be tested for impairment on an annual basis, which the Company has selected to be in the fourth fiscal quarter of each year. The Company operates its business and tests its goodwill for impairment as a single reporting unit. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. There was no impairment of goodwill during any periods presented.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company’s foreign subsidiaries in India, United Kingdom, Japan and Korea is the U.S. dollar. Accordingly, all monetary assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured in U.S. dollars at the average rate in effect during the year. All non-monetary assets and liabilities, including prepaid expenses, deferred product costs, property and equipment, goodwill, intangible assets and deferred revenues are measured into US dollars using the historical exchange rates at the time such assets were acquired or liabilities assumed. Any differences resulting from the remeasurement of assets, liabilities, and operations of India, United Kingdom, Japan and Korea subsidiaries are recorded within operating expense in the consolidated statements of operations. During the years ended December 31, 2006, December 30, 2007 and December 28, 2008, the Company recorded foreign currency gains of $16, $113 and $114, respectively.

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

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), on January 1, 2007. FIN No. 48 is an interpretation of SFAS No. 109, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. There was no effect to the Company’s financial statements at the implementation date. As of December 30, 2007 and December 28, 2008 the Company had $4,675 and $5,703, including interest, of unrecognized tax benefits, respectively.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, short-term investments, restricted investments, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximate their carrying values due to the short-term nature of these instruments.

Single or Limited Source Suppliers and Contract Manufacturers

Because the Company has and will continue to subcontract the manufacturing and assembly of its products and procurement of materials to major independent manufacturers, the Company does not have significant internal manufacturing capabilities. The Company’s reliance on contract manufacturers exposes it to a number of risks, including reduced control over manufacturing capacity and component availability, product completion and delivery times, product quality, manufacturing costs, and inadequate or excess inventory levels, which could lead to product shortage or charges for excess and obsolete inventory. As of December 28, 2008, a majority of the Company’s sales consist of software-only license fees which do not include a manufactured hardware component. However, the Company expects to rely on third party contract manufacturers for its production of its fixed-mobile convergence products.

Advertising Costs

Advertising costs are charged to operations as incurred. The Company has not used any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $236, $253 and $548 for fiscal 2006, 2007 and 2008, respectively, and were included in selling and marketing expense in the Consolidated Statements of Income.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, which was issued in 2001. SFAS No. 141(R) applies to all transactions in which an entity obtains control of one or more businesses and establishes principles and requirements for how the acquirer:

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position FAS 157-2 — Effective Date of FASB Statement No. 157

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

(“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not believe that the adoption of SFAS No. 157 for the Company’s non-financial assets and liabilities will have a material impact on its financial position or results from operations.

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

FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, FSP 142-3 would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for a calendar year company). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of FSP 142-3. The Company does not believe that the adoption of FSP 142-3 will have a material impact on its financial position or results of operations.

3.	Change in Accounting Principle — Warrants

On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable (“FSP 150-5”). FSP 150-5

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

affirms that warrants of this type are subject to the requirements in SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, regardless of the redemption price or the timing of the redemption feature. Therefore, under SFAS No. 150, freestanding warrants to purchase the Company’s convertible preferred stock are liabilities that must be recorded at fair value.

The Company adopted FSP 150-5 as of January 2, 2006 and recorded an expense of $330 for the cumulative effect of the change in accounting principle to reflect the estimated fair value of these warrants as of that date. For year ended December 31, 2006, the Company recorded $40 of non-cash interest expense to reflect the increase in fair value between January 2, 2006 and December 31, 2006. For the year ended December 30, 2007, the Company recorded $103 of non-cash interest income to reflect the decrease in fair value between December 31, 2006 and July 19, 2007, when the preferred stock warrants were converted into common stock warrants in conjunction with the Company’s IPO.

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

The amortized cost and estimated fair value of the Company’s investment securities was as follows:

	December 30, 2007		December 28, 2008
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value

Corporate debt securities	$124,385	$124,856	$86,140	$86,674
Asset-backed securities	54,031	54,092	—	—
Debt securities of U.S. government agencies	—	—	111,801	112,709

	$178,416	$178,948	$197,941	$199,383

All held-to-maturity investment securities had maturities of less than one year as of December 30, 2007 and December 28, 2008.

During the year ended December 28, 2008, the Company sold certain credit card asset backed securities which were classified as held-to-maturity due to a deterioration of creditworthiness of the underlying trusts that issued the securities. The Company routinely monitors all of its investments, and for the securities that were sold, certain liquidity and cash flow metrics tracked by the Company had recently deteriorated. The Company believed that it was prudent to liquidate these investments prior to any potential downgrades by credit analysts. The Company sold a total of eight securities having a total amortized cost of $16,630 and realized a gain on sale of these investments of $83.

The Company intends to hold all of the securities it held as of December 28, 2008 to maturity, but will continue to monitor the creditworthiness of all securities.

As of December 30, 2007, the Company held 6 securities in an unrealized loss position totaling $27. The unrealized losses on individual securities ranged from 0.06% to 0.25% of amortized cost and represented 0.02% of total amortized cost of all investments. Given the nominal amount of the unrealized loss and the creditworthiness of the issuers of the securities that were in an unrealized loss position at December 30, 2007, the Company concluded there is no other-than-temporary impairment on any of its investments.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

As of December 28, 2008, the Company held 3 securities in an unrealized loss position totaling $12 The unrealized losses on individual securities ranged from 0.24% to 0.40% of amortized cost and represented 0.006% of total amortized cost of all investments. Given the nominal amount of the unrealized loss and the creditworthiness of the issuers of the securities that were in an unrealized loss position at December 28, 2008, the Company concluded there is no other-than-temporary impairment on any of its investments.

As of December 30, 2007 and December 28, 2008, the Company had gross unrealized gains in its securities held of $532 and $1,442, respectively.

5.	Goodwill and Intangible Assets

The Company’s intangible assets and goodwill arose in connection with its business combination with 3 Way Networks Limited (see Note 14). The intangible assets were recorded at fair value and are stated net of accumulated amortization.

The Company amortizes its intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over estimated useful lives ranging from 3 to 5 years. The Company reviews its intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, the Company will write-down the carrying value of the intangible asset to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by an asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

As of December 30, 2007, goodwill and intangible assets, net, consisted of goodwill of $7,998 and acquired intangible assets of $4,167. As of December 28, 2008, goodwill and intangible assets, net, consisted of goodwill of $7,998 and acquired intangible assets of $3,098. As of December 30, 2007 and December 28, 2008, the Company’s acquired intangible assets consisted of the following:

	December 30, 2007
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible

Developed technology	$3,340	$446	$2,894
Customer relationships	1,350	225	1,125
Non-compete agreements	190	42	148

Total intangible assets	$4,880	$713	$4,167

	December 28, 2008
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible

Developed technology	$3,340	$1,113	$2,227
Customer relationships	1,350	563	787
Non-compete agreements	190	106	84

Total intangible assets	$4,880	$1,782	$3,098

Amortization expense on intangible assets was $713 and $1,069 for the years ended December 30, 2007 and December 28, 2008, respectively. The Company records amortization expense related to developed technology as a

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

component of cost of product revenues in the accompanying consolidated statements of income. Expected future amortization of intangible assets for fiscal years indicated is as follows:

Fiscal year:
2009	$1,069
2010	1,026
2011	780
2012	223

$3,098

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), the Company evaluates the realizability of long-lived assets, which primarily consist of property and equipment and definite lived intangible assets (the “SFAS No. 144 Long-Lived Assets”), on an annual basis, or more frequently when events or business conditions warrant it, based on expectations of non-discounted future cash flows. Based upon a combination of factors, including the deteriorating macro-economic environment, declines in the stock markets and the potential and ultimate announcement of a significant customer filing for bankruptcy protection, the Company performed in the fourth quarter of fiscal 2008 a test for the impairment of long-lived assets as required by SFAS No. 144.

The interim evaluation of the impairment of long-lived assets, other than goodwill, was based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups in accordance with SFAS No. 144. The Company’s cash flow estimates were based upon historical cash flows, as well as future projected cash flows derived from the annual Company wide budgeting process and interim forecasting. The Company believes that its procedures for estimating gross future cash flows are reasonable and account for market conditions at the time of estimation. The results of the Company’s interim impairment testing under SFAS No. 144 indicated that there was no impairment of SFAS No. 144 Long-Lived Assets, as of December 28, 2008.

The Company conducted its annual goodwill impairment test as of the first day of the fourth quarter of fiscal 2008 in accordance with SFAS No. 142. In performing the test, the Company utilized the two-step approach prescribed under SFAS 142. The first step requires a comparison of the carrying value of the reporting unit, as defined, to the fair value of this unit. The Company considered a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. The Company based the discount rate used to arrive at a present value as the date of the impairment test on the Company’s weighted average cost of capital. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. To date, the Company has not performed the second step of the impairment test as part of its review because the fair value of the reporting unit exceeded its respective carrying value.

The Company also evaluated the fair value of its reporting unit compared to its market capitalization as of the date of the impairment test noting that the fair value of the reporting unit as compared to the Company’s market capitalization would indicate an implied control premium of 35%. The Company has concluded that this is reasonable when compared to industry specific studies. There were no material changes in the Company’s market capitalization from the date of the annual goodwill impairment test through the year ended December 28, 2008. The Company considered the announcement of a significant customer filing for bankruptcy protection and concluded that this would not have a material impact on the Company’s goodwill impairment analysis.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

6.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements. As of December 28, 2008, the Company had investments disclosed in Note 4 that were valued using Level 2 inputs (significant and observable assumptions) as follows:

December 28,
2008

Corporate debt securities	$86,674
Government sponsored entities	112,709

$199,383

As of December 28, 2008, the Company had cash equivalents in corporate debt securities and government sponsored entities that were valued using Level 2 inputs (significant and observable assumptions) and had cash equivalents in money market mutual funds that were valued using Level 1 inputs (quoted market prices for identical assets) as follows:

	Level 2 Inputs	Level 1 Inputs	Totals

Corporate debt securities	$3,099	$—	$3,099
Government sponsored entities	1,500	—	1,500
Money market mutual funds	—	20,665	20,665

	$4,599	$20,665	$25,264

As of December 30, 2007 and as of December 28, 2008, the Company had $193 of restricted investments which represent certificates of deposits that collateralize outstanding letters of credit related to certain of the Company’s facility leases. The Company believes that carrying value approximates fair value based on the market rate of interest for a comparable instrument as of December 30, 2007 and December 28, 2008.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

7.	Income Taxes

Income before income tax (benefit) expense consisted of the following:

	December 31,	December 30,	December 28,
	2006	2007	2008

Domestic	$63,284	$183,068	$44,531
Foreign	423	(7,827)	(9,315)

Total	$63,707	$175,241	$35,216

The (benefit) expense for income taxes consisted of the following:

	December 31,	December 30,	December 28,
	2006	2007	2008

Current:
Federal	$(10,832)	$24,618	$14,572
State	86	117	89
Foreign	4	119	213

	(10,742)	24,854	14,874

Deferred:
Federal	30,861	40,879	(796)
State	(1,266)	(1,216)	(1,322)
Foreign	—	(2,213)	(2,405)

	29,595	37,450	(4,523)

Change in valuation allowance
Federal	(30,861)	(42,646)	—
State	1,266	1,197	1,316
Foreign	—	1,043	2,256

	(29,595)	(40,406)	3,572

Total tax (benefit) expense	$(10,742)	$21,898	$13,923

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

The following reconciles federal statutory income tax rate to the Company’s effective income tax rate:

	December 31,	December 30,	December 28,
	2006	2007	2008

Expected provision at federal statutory rate, 35%	$22,297	$61,345	$12,326
State taxes, net of federal benefit	56	76	151
Foreign taxes	4	141	1,078
Federal research and development credit	(2,436)	(2,524)	(3,090)
State research and investment credits	(1,233)	(1,216)	(1,333)
Domestic manufacturing deduction	—	(1,930)	(817)
Change in valuation allowance	(29,597)	(40,406)	3,572
Change in unrecognized tax benefits	—	4,675	1,142
In process research and development	—	702	—
Stock compensation	239	890	895
Other items	(71)	145	(1)

(Benefit from) provision for income taxes	$(10,742)	$21,898	$13,923

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 30,	December 28,
	2007	2008

Foreign net operating loss carryforwards	$2,216	$4,166
State research and investment credit carryforwards	5,056	6,372
Depreciation and amortization	(408)	140
Stock compensation	168	877
Accrued expenses and other temporary differences	1,101	1,240

	8,133	12,795
Less valuation allowance	(6,099)	(9,671)

Net deferred tax assets	$2,034	$3,124

The Company reviews all available evidence to evaluate its recovery of deferred tax assets, including its recent history of accumulated losses in all tax jurisdictions over the most recent three years as well as its ability to generate income in future periods. The Company has provided a valuation allowance against a majority of its net deferred tax assets as it is more likely than not that these assets will not be realized given the nature of the assets and the likelihood of future utilization. In accordance with SFAS No. 141(R), the Company would recognize a tax benefit of $346 in its consolidated statements of income upon utilization of its foreign net operating loss carryforwards that were acquired as part of the Company’s acquisition of 3Way Networks.

At December 28, 2008 the Company had available foreign net operating loss carryforwards of approximately $14,880 (10,208 British Pounds) which have no expiration. These carryforwards are subject to review and possible adjustment by the relevant taxing authorities.

The Company had state research credit carryforwards of $7,564 and $9,712 at December 30, 2007 and December 28, 2008, respectively, which expire at various dates beginning in 2016. The Company also had state

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

investment tax credit carryforwards of $94 and $91 at December 30, 2007 and December 28, 2008, respectively, which expire at various dates beginning in 2009.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN No. 48. The following reconciles the beginning and ending amount of gross unrecognized tax benefits:

	December 30,	December 28,
	2007	2008

Balance at beginning of year	$—	$4,675
Increases for prior years	3,977	96
Increases for the current year	698	861
Reductions related to settlements with tax authorities	—	(114)
Reductions related to expiration of statute of limitations	—	—

Balance at end of year	$4,675	$5,518

At December 28, 2008, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $5,518 would impact the Company’s effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 30, 2007 and December 28, 2008, the Company had $0 and $184, respectively, recorded for interest and penalties related to unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal tax jurisdiction as well as in various state and foreign jurisdictions. The tax years 2000 through 2008 remain open to examination by the major taxing jurisdictions for which the Company is subject to income tax. During 2008, The Commonwealth of Massachusetts completed an audit of the Company’s Massachusetts excise tax returns for the tax years ended January 2, 2005, January 1, 2006 and December 31, 2006. There was no change made to the Company’s tax liability, however, certain tax benefit carryovers were adjusted. The Internal Revenue Service (“IRS”) has recently begun an examination of the Company’s U.S. federal income tax returns for the tax years ended December 31, 2006 and December 30, 2007. No adjustments have been proposed to date by the IRS.

The Company files income tax returns in the US federal tax jurisdiction, various state jurisdictions and various foreign jurisdictions. The statute of limitations for federal and state tax authorities is closed for years prior to the year ended January 1, 2006 although carryforward attributes that were generated prior to 2004 may still be subject to examination if they either have been or will be utilized to offset taxable income in tax years 2004 and forward. The statute of limitations in the United Kingdom is closed for tax years prior to December 31, 2003. The statute of limitations in India is closed for years prior to 2005.

Within the next 12 months, the Company does not expect any audits to be completed, statutes of limitation to close or other events to occur that would indicate that it is reasonably possible that its recognized tax benefits would change.

The Emergency Economic Stabilization Act of 2008 was enacted into law on October 3, 2008. A provision of this Act extended the federal research and experimental credit for expenses incurred from January 1, 2008 through December 31, 2009. The Company recognized a benefit of $3,090 from the federal research credit for the year ended December 28, 2008.

The Company’s subsidiary in India operates under a tax holiday granted to certain software companies that has resulted in tax savings of $1,065 through December 28, 2008. The tax holiday is scheduled to expire in March of 2010.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

The Company’s intention is to reinvest the total amount of its unremitted foreign earnings in the local jurisdiction, to the extent they are generated and available, or to repatriate the earnings only when tax-effective. As such, the Company has not provided U.S. tax expense on $3,183 of the unremitted earnings of its foreign subsidiaries, principally India. If such earnings were distributed, it would result in approximately $815 of incremental US tax expense.

In addition, the Company is currently contemplating a tax planning strategy related to the sale of its intellectual property held by its U.K. subsidiary to the U.S. parent company. If the tax planning strategy is approved and enacted, it could result in the reduction of valuation allowance against the Company’s U.K. net operating loss carryforward’s, which have a full valuation allowance as of December 28, 2008 as it is not currently more likely than not that these deferred tax assets will be realized.

8.	Stock Warrants

In connection with a 2001 equipment line of credit, the Company issued warrants to purchase 33,335 shares of Series B1 redeemable convertible preferred stock at an exercise price of $6.17 per share. The fair value of the warrants of $58 was recorded as a discount on the Equipment Line, and was amortized to interest expense over the repayment period. Effective upon the closing of the IPO, these warrants became exercisable for 48,118 shares of common stock at an exercise price of $4.28 per share. On December 17, 2007 one holder net exercised warrants for 16,667 shares of common stock and received 7,525 shares of common stock. On September 25, 2008, one holder net exercised warrants for 12,026 shares of common stock and received 2,614 shares of common stock. On October 25, 2008, one holder net exercised warrants for 12,026 shares of common stock and received 149 shares of common stock. As of December 28, 2008 there were no warrants outstanding.

In connection with a second equipment line of credit, the Company issued a warrant to purchase 62,034 shares of Series C redeemable convertible preferred stock (“Series C Preferred Stock”) at an exercise price of $1.612 per share. The fair value of the warrants of $61 was recorded as a discount on the Second Line, and was amortized to interest expense over the repayment period. On March 27, 2007, the holder net exercised the warrant and received 43,166 shares of Series C Preferred Stock.

9.	Commitments and Contingencies

The Company conducts its operations in leased facilities, and rent expense charged to operations for the years ended December 31, 2006, December 30, 2007 and December 28, 2008 was $718, $1,310 and $1,509, respectively.

In October 2004, the Company entered into a seven-year lease agreement for its headquarters facility. The Company is obligated to pay monthly rent through 2012.

Substantially all of the Company’s lease agreements require the Company to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. The Company makes customary representations and warranties and agrees to certain non-financial covenants and indemnities. In the event the Company defaults on a lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of the end of fiscal 2008, the Company was not in default of any covenants contained in any lease. Certain of the Company’s lease agreements provide for renewal options. Such renewal options are at rates similar to the current rates under the agreements.

In connection with a lease incentive arrangement entered into as part of the Company’s headquarters lease, the Company received reimbursements of approximately $2,800 and $790 for leasehold improvements capitalized in the years ended January 1, 2006 and December 31, 2006, respectively. As a result of this arrangement, the Company recorded a lease incentive obligation for the reimbursed amount, and is amortizing that obligation as a reduction to rent expense over the term of the lease. As of December 30, 2007 and December 28, 2008, the unamortized amount was $2,218 and $1,696, respectively. During the years ended December 31, 2006, December 30, 2007 and December 28, 2008, the Company amortized the lease incentive obligation by approximately $542, $522 and $522,

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

respectively. The remaining lease incentive amounts are classified either as components of accrued expenses and other current liabilities or other liabilities based on the future timing of amortization against rent expense.

In addition, certain of the Company’s facilities operating leases contain escalating rent payments and as a result, the Company has straight-lined the rent expense associated with this lease in accordance with SFAS No. 13, Accounting for Leases. As of December 30, 2007 and December 28, 2008, the Company has recorded rent expense in excess of cash payments of $31 and $3, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets.

Future minimum commitments as of December 28, 2008, under all of the Company’s leases, are as follows:

Fiscal year:
2009	$1,514
2010	1,441
2011	1,455
2012	480
2013	10

$4,900

The Company has contractual commitments that require the Company to purchase certain minimum quantities of products as of December 28, 2008.

Future minimum commitments as of December 28, 2008 are as follows:

Fiscal year:
2009	$3,114
2010	928

$4,042

Indemnification

The Company includes indemnification provisions in software license agreements with its OEM customers. These indemnification provisions include provisions indemnifying the customer against losses, expenses, and liabilities from damages that could be awarded against the customer in the event that the Company’s software is found to infringe upon a patent or copyright of a third party. The scope of remedies available under these indemnification obligations is limited by the OEM agreements. The Company believes that its internal business practices and policies and the ownership of information limits the Company’s risk in paying out any claims under these indemnification provisions. To date the Company has not been subject to any litigation and has not had to reimburse any customers for any losses associated with these indemnification provisions.

10.	Common Stock

The Company has 350,000,000 authorized shares of common stock, of which a total of 63,559,983 and 62,931,171 shares were outstanding as of December 30, 2007 and December 28, 2008, respectively. Common stockholders are entitled to one vote for each share held and to receive dividends if and when declared by the Company’s Board of Directors (the “Board”) and subject to and qualified by the rights of holders of the preferred stock. Upon dissolution or liquidation of the Company, holders of common stock will be entitled to receive all

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

available assets subject to any preferential rights of any then outstanding preferred stock. As of December 30, 2007 and December 28, 2008, the Company has reserved common shares for the following issuances:

	December 30,	December 28,
	2007	2008

2000 Stock Incentive Plan	12,786,353	9,836,508
2007 Stock Incentive Plan	12,609,800	25,542,512
Series B1 Warrants	24,059	—

Total number of common shares reserved	25,420,212	35,379,020

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

11.	Stock Incentive Plans

Restricted Common Stock

Under the Company’s 2000 Stock Incentive Plan (the “2000 Plan”), the Board may authorize the sale of common stock to employees, directors and consultants of the Company. The purchase price and the terms under which the Company may repurchase such shares shall be determined by the Board.

Prior to 2005, the Company issued 8,014,987 shares of restricted stock with prices ranging from $0.000041 to $1.0664. During the year ended January 1, 2006, the Company sold 75,187 shares of restricted common stock under the 2000 Plan at $2.128 per share, which represented the fair market value of the common stock as determined by the Board on the date of sale. All of these shares are subject to stock repurchase agreements in the event that the holder terminates his or her relationship with the Company before the repurchase provisions lapse. Vesting periods for restricted stock grants are generally five years.

During 2004 and 2007, 4,388 and 45,011 shares were repurchased at their original issuance price, respectively. At December 30, 2007 and December 28, 2008, 18,753 and 3,750 shares of restricted common stock were subject to repurchase, respectively.

Stock Options

As of December 31, 2006, the Company had one stock-based employee compensation plan, the Company’s 2000 Stock Incentive Plan under which the Company could issue up to 21,005,251 shares of common stock. Under the 2000 Plan, the Board could grant incentive stock options (“ISOs”) to employees of the Company and nonstatutory stock options (“NSOs”) to officers, employees, directors, consultants and advisors of the Company. Under the 2000 Plan, the Board determined the option price for all stock options, which generally expire ten years from the date of grant.

In June 2007, the Company’s stockholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant ISOs, NSOs, restricted stock awards and other stock-based awards. The number of shares of common stock issuable under the 2007 Plan equals the sum of 11,252,813 shares of common stock, any shares of common stock reserved for issuance under the 2000 Plan that remained available for issuance under the 2000 Plan immediately prior to the closing of the Company’s IPO on July 19, 2007, any shares of common stock subject to awards under the 2000 Plan which awards expire, terminate, or are otherwise surrendered,

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

canceled, forfeited or repurchased without having been fully exercised and an annual increase in the number of shares as described in the 2007 Plan.

As there was no public market for the Company’s common stock prior to July 19, 2007, the date of the Company’s IPO, the Company determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the year ended December 30, 2007 was between 67% and 78% and in the year ended December 28, 2008 was between 54% and 58%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments and SFAS 123(R). The expected life of options granted during the year ended December 30, 2007 was between 6.25 and 6.5 years and during the year ended December 28, 2008 was 6.25 years. For the years ended December 30, 2007 and December 28, 2008, the weighted-average risk free interest rate used was 4.54% and 2.01%-3.6%, respectively. The risk-free interest rate is based on a weighted average of a 5-year and 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although the Company paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as the Company does not currently anticipate paying cash dividends on its shares of common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 3.0% for the year ended December 30, 2007 and between 3% and 6% for the year ended December 28, 2008 in determining the expense recorded in its consolidated statement of operations. These rates were derived by review of the Company’s historical forfeitures since 2000.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Stock option and restricted stock activity under the 2000 Plan and the 2007 Plan is summarized as follows:

				Weighted		Weighted
			Weighted	Average		Average
			Average	Remaining		Fair
	Number of	Range of	Exercise Price	Contractual	Aggregate	Value
	Shares	Exercise Prices	per Share	Term in Years	Intrinsic Value	Per Share

Outstanding at January 1, 2006	8,161,851	$0.009-2.67	$1.56	8.06	$27,309

Granted	2,380,486	2.67-7.61	3.65			$3.96

Exercised	(293,992)	0.009-2.67	1.35		$671

Cancelled	(240,533)	1.07-3.00	2.00

Outstanding at December 31, 2006	10,007,812	$0.09-7.61	$2.05	7.67	$55,641

Granted	4,307,829	$0.001-7.89	$6.23			$3.71

Exercised	(416,328)	0.11-3.00	1.47		$2,160

Cancelled	(563,860)	1.07-7.89	2.88

Outstanding at December 30, 2007	13,335,453	$0.001-7.89	$2.24	7.05	$44,728

Granted	2,665,206	$4.79-6.44	$5.32			$5.32

Exercised	(2,076,625)	0.11-5.71	1.27		$8,472

Cancelled	(1,193,579)	$0.001-7.89	3.35

Outstanding at December 28, 2008	12,729,531	$0.001-7.89	$2.94	6.68	$37,866

Exercisable at December 31, 2006	4,169,331	$0.09-2.67	$1.34	6.47	$26,163

Exercisable at December 30, 2007	6,985,359	$0.07-6.72	$1.33	6.01	$29,784

Exercisable at December 28, 2008	7,093,242	$0.001-7.89	$1.78	5.41	$28,925

Options vested or expected to vest at December 30, 2007	12,935,389	$0.001-7.89	$2.24	7.05	$43,386

Options vested or expected to vest at December 28, 2008(1)	12,275,518	$0.001-7.89	$2.87	6.61	$37,271

Available for grant at December 28, 2008	22,645,739

1.	This represents the number of vested stock options as of December 28, 2008 plus the unvested outstanding options at December 28, 2008 expected to vest in the future, adjusted for estimated forfeitures.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

The table below provides the range of exercise prices for options outstanding and options exercisable at December 28, 2008.

		Weighted
		Average	Weighted		Weighted Average
		Remaining	Average	Number of	Exercise Price
	Number of	Contractual	Exercise Price	Options	Per Share for
Range of Exercise Prices	Shares Outstanding	Term in Years	per Share	Exercisable	Options Exercisable

$0.001 - $0.649	379,344	3.83	$0.418	309,327	$0.512
$0.865 - $0.865	1,619,464	3.68	0.865	1,618,076	0.865
$1.081 - $1.081	2,187,449	5.02	1.081	2,005,465	1.081
$1.190 - $1.893	1,820,610	6.04	1.653	1,335,026	1.623
$2.163 - $2.163	770,061	6.74	2.163	462,911	2.163
$2.433 - $2.433	1,608,004	7.53	2.433	715,213	2.433
$2.974 - $4.890	550,815	9.32	4.362	60,076	3.201
$5.210 - $5.210	1,526,180	9.10	5.210	1,250	5.210
$5.710 - $6.440	1,285,046	8.52	5.984	318,177	5.912
$6.460 - $7.890	982,558	8.50	6.941	267,721	7.028

$0.001 - $7.890	12,729,531	6.68	$2.936	7,093,242	$1.776

As of December 30, 2007 18,753 shares of the Company’s common stock were restricted, of which 15,003 shares vested during fiscal 2008. There were no forfeitures of restricted stock in fiscal 2008. As of December 28, 2008, the Company had 3,750 shares of restricted stock, which became fully vested in January 2009.

For the years ended December 30, 2007 and December 28, 2008, the Company recorded expense of $2,996 and $4,844, respectively, in connection with share-based awards and related tax benefit of approximately $165 and $704 for fiscal 2007 and 2008, respectively. As of December 28, 2008, future expense for non-vested stock options of $14,853 was expected to be recognized over a weighted-average period of 2.73 years. The adoption of SFAS No. 123(R) had no effect on cash flow for any period presented.

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants for the years ended December 30, 2007 and December 28, 2008, which were allocated as follows:

	Years Ended
	December 30,	December 28,
	2007	2008

Cost of service revenue	$174	$250
Research and development	1,827	2,893
Selling and marketing	669	1,038
General and administrative	326	663

Total stock-based compensation	$2,996	$4,844

Common Stock Repurchase Plan

In July 2008, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s common stock over the following 12 months. The share repurchase program terminates on July 29, 2009 or earlier if the Company so elects. The purchases of common stock are executed periodically on the open market, as market conditions warrant, under a Rule 10b5-1 plan, which the Company entered into in August 2008 and which permits

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The following table summarizes the Company’s repurchases under this program for the year ended December 28, 2008.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of	Yet Be Purchased
	Total Number	Average Price	Publicly	Under the
	of Shares	Paid per	Announced	Announced
Period	Purchased	Share	Program	Program

				$20,000
July 28, 2008 — August 24, 2008	205,100	$5.30	205,100	$18,913
August 25, 2008 — September 28, 2008	465,848	$5.28	465,848	$16,451
September 29, 2008 — October 26, 2008	755,182	$4.68	755,182	$12,917
October 27, 2008 — November 23, 2008	683,027	$4.77	683,027	$9,657
November 24, 2008 — December 28, 2008	599,043	$4.98	599,043	$6,673

Total	2,708,200	$4.92	2,708,200	$6,673

12.	Deferred Revenue and Deferred Product and Service Costs

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

The Company made a commitment for a specified future software upgrade in April 2005, which the Company refers to as its April 2005 specified upgrade. The Company delivered the April 2005 specified upgrade in April 2007. The Company committed to a subsequent specified upgrade in September 2006, which the Company refers to as its September 2006 specified upgrade. The Company delivered the September 2006 specified upgrade in November 2007. The Company committed to an additional subsequent specified upgrade in June 2007, which the Company refers as its June 2007 specified upgrade. The Company delivered the June 2007 specified upgrade in June 2008. The Company committed to an additional subsequent specified upgrade in December 2007, which the Company refers to as its December 2007 specified upgrade. The Company delivered the December 2007 specified upgrade in the fourth quarter of 2008. The Company committed to additional subsequent specified upgrades in July 2008 and October 2008, which the Company refers to as its July 2008 specified upgrade and its October 2008 specified upgrade, respectively. The Company expects to deliver the July 2008 and October 2008 specified upgrades in 2009.

At December 30, 2007, other deferred revenue primarily related to payments for prototype purchases and development services. At December 28, 2008, other deferred revenue primarily related to sales and development services for the Company’s new fixed-mobile convergence related products.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

Deferred revenue and deferred product cost at December 30, 2007 consists of the following:

	Current	Long-Term	Total

Deferred revenue related to April 2005 specified upgrade	$44	$—	$44
Deferred revenue related to September 2006 specified upgrade	6,191	—	6,191
Deferred revenue related to June 2007 specified upgrade	61,316	—	61,316
Deferred revenue related to December 2007 specified upgrade	11,273	—	11,273
Other deferred revenue	1,091	63	1,154

Total deferred revenue	$79,915	$63	$79,978

Deferred product cost related to September 2006 specified upgrade	$73	$—	$73
Deferred product cost related to June 2007 specified upgrade	853	—	853
Deferred product cost related to December 2007 specified upgrade	124	—	124

Total deferred product cost	$1,050	$—	$1,050

Deferred revenue and deferred product and service costs at December 28, 2008 consists of the following:

	Current	Long-Term	Total

Deferred revenue related to December 2007 specified upgrade	$7,397	$—	$7,397
Deferred revenue related to July 2008 specified upgrade	37,775	—	37,775
Deferred revenue related to October 2008 specified upgrade	13,663	—	13,663
Other deferred revenue	2,475	5,550	8,025

Total deferred revenue	$61,310	$5,550	$66,860

Deferred product cost related to December 2007 specified upgrade	$79	$—	$79
Deferred product cost related to July 2008 specified upgrade	742	—	742
Deferred product cost related to October 2008 specified upgrade	566	—	566
Other deferred product and service costs	526	1,300	1,826

Total deferred product and service costs	$1,913	$1,300	$3,213

13.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 30,	December 28,
	2007	2008

Payroll and payroll-related accruals	$7,668	$9,497
Accrued rent expense	601	603
Accrued legal fees	173	161
Accrued audit and tax	504	722
Accrued royalties	771	1,644
Other accruals	1,445	1,738

	$11,162	$14,365

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

14.	Acquisition

On April 30, 2007, the Company acquired 3 Way Networks Limited (“3 Way Networks”), a United Kingdom-based provider of personal base stations and solutions for the Universal Mobile Telecommunications System (“UMTS”) market, for an aggregate purchase price of approximately $11,000 in cash and 441,845 shares of the Company’s common stock with a fair value of $2,662. This acquisition furthered the Company’s strategy to address the UMTS market and to deliver fixed-mobile convergence and in-building mobile broadband solutions. There were no preexisting relationships between the two companies.

The Company accounted for this acquisition under the purchase method of accounting as prescribed by SFAS 141. In connection with this acquisition, the Company recorded $7,998 of goodwill, $2,340 of in-process research and development (“IPR&D”) expense and $4,880 of intangible assets related to developed technology, customer relationships, and non-compete agreements with estimated useful lives ranging from 36 to 60 months and a weighted-average amortization period of 56 months. The estimated fair value of acquired intangible assets was assigned as follows:

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

Results of operations for 3Way Networks have been included in the Company’s results of operations since the acquisition date of April 30, 2007. As part of the acquisition of 3Way Networks, the Company assumed long-term debt of $543, which it repaid in full during fiscal 2007 and capital leases of $161, which it repaid in full during fiscal 2008.

Pro Forma Results of Operations

The following pro forma results of operations for the years ended December 31, 2006 and December 30, 2007 have been prepared as though the acquisitions of 3Way Networks had occurred as of January 2, 2006. This pro forma financial information is not indicative of the results of operations that may occur in the future.

	Years Ended
	December 31,	December 30,
	2006	2007

Pro forma revenues	$171,807	$306,247
Pro forma net income	$72,081	$152,809
Pro forma earnings per share	$1.22	$2.61

15.	Employee Benefit Plan

The Company has a 401(k) plan covering all eligible employees. The Plan allows for matching contributions to be made. In fiscal 2007 and fiscal 2008, the Company matched 50% of employee contributions on the first 4% of their eligible compensation. Total matching contributions for fiscal 2007 and fiscal 2008 of $800 and $700 were paid in January 2008 and January 2009, respectively.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

16.	Related Party Transactions

In 2000, the Company entered into an agreement with Qualcomm Incorporated (“Qualcomm”) under which it licenses software for use in the development of infrastructure equipment. The Company also entered into a supply and distribution agreement with Qualcomm relating to the Company’s ipBTS products. The Company paid Qualcomm approximately $1,133 in fiscal 2006, $1,116 in fiscal 2007 and $1,721 in fiscal 2008 in upfront license payments, royalties and component purchases under its license and supply agreements with Qualcomm. During fiscal 2006, fiscal 2007 and fiscal 2008, Qualcomm paid the Company $0, $46 and $2,412, respectively for prototype purchases and development services. Amounts due to Qualcomm of $372 and $871 were included in accrued expenses and other current liabilities as of December 30, 2007 and December 28, 2008, respectively.

In January 2009, the Company entered into a development agreement with Qualcomm to develop and commercialize certain EV-DO software products. The fees paid by Qualcomm under this agreement are potentially subject to refund as royalties on future sales of this developed product, if and when development and commercialization occur. During 2008, Qualcomm paid $2,000 of development fees related to this project, which were classified as deferred revenue as of December 28, 2008.

As of December 28, 2008, Qualcomm owned approximately 9.2% of the Company’s outstanding common stock.

Some of the technology that the Company incorporates into its EV-DO products and sells to Nortel Networks is licensed from Qualcomm. Historically, the Company utilized this technology under a license agreement between the Company and Qualcomm and between Nortel Networks and Qualcomm. Some of the royalties for this technology were paid to Qualcomm by Nortel Networks. Qualcomm recently undertook an audit of the royalties that were paid in respect of the EV-DO products that the Company sold between 2003 and 2007. In connection with the audit, Qualcomm indicated that, due to a change in its licensing arrangement with Nortel Networks, the Company may owe additional royalties of up to approximately $11,000 to Qualcomm for products that the Company sold to Nortel Networks beginning in 2007. The Company believes that the Company should not be responsible for any such royalties to Qualcomm because, among other things, the Company had established a course of dealing with Qualcomm in which Nortel Networks paid the royalties for such licensed technology and the Company had not been notified of the modifications to Qualcomm’s licensing arrangement with Nortel Networks. As such, the Company has not provided for any potential liability in regard to this matter.

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

18.	Reverse Stock Split

On May 22, 2007, the Board approved, and on June 18, 2007, the stockholders of the Company approved, a 1-for-1.333 reverse stock split of the Company’s common stock, which was effective on June 29, 2007. All share data shown in the accompanying consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.

AIRVANA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)

19.	Quarterly Financial Data (unaudited)

The following table presents the Company’s unaudited quarterly consolidated results of operations for each of the eight quarters in the period ended December 28, 2008 including all recurring adjustments necessary in the opinion of management for a fair presentation of such information.

	April 1,	July 1,	September 30,	December 30,	March 30,	June 29,	September 28,	December 28,
	2007	2007	2007	2007	2008	2008	2008	2008

Revenue	$269	$156,256	$3,645	$145,616	$7,638	$59,019	$8,247	$63,269
Cost of revenue	1,683	35,770	1,689	2,762	1,913	3,327	2,652	3,570
Gross (loss) profit	(1,414)	120,486	1,956	142,854	5,725	55,692	5,595	59,699
Total operating expenses	20,079	25,841	25,167	27,399	24,910	24,237	24,949	24,639
(Loss) income from operations	(21,493)	94,645	(23,211)	115,455	(19,185)	31,455	(19,354)	35,060
Net (loss) income	(18,785)	86,102	(18,219)	104,245	(11,674)	20,563	(12,445)	24,849
Basic net (loss) income per share	$(1.49)	$1.56	$(0.35)	$1.64	$(0.18)	$0.32	$(0.19)	$0.39
Diluted net (loss) income per share	$(1.49)	$1.37	$(10.35)	$1.46	$(0.18)	$0.29	$(0.19)	$0.36

20.	Nortel Bankruptcy

On January 14, 2009, Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Some of Nortel Networks Corporation’s U.S. subsidiaries, including Nortel Networks Inc., filed Chapter 11 voluntary petitions in the State of Delaware.

In connection with the announcement, Nortel Networks informed the Company that it will continue to purchase goods and services from the Company and that the Company is a long term partner and a key supplier to Nortel Networks. Purchases subsequent to the filing date will be under the terms of Nortel Networks current agreement with the Company.

Substantially all of the Company’s current billings and revenue are derived from Nortel Networks. Outstanding invoices as of the Company’s December 28, 2008 fiscal year end that were not paid as of the filing date totaled $21,818. In addition, there are unbilled products and services which the Company delivered in December 2008 through the date of the filing in the amount of approximately $12,000 to $13,000. Collection of these billed and unbilled invoices will be subject to Nortel’s bankruptcy proceedings, and the Company is not able to estimate how much, if any, of these invoices will be collected. As such, the Company has elected to treat these billed and unbilled invoices on a cash basis. Invoices outstanding as of the filing date are not reflected in the Company’s Balance Sheet as of December 28, 2008.

The Company intends to work with Nortel Networks to have its agreement assumed. If Nortel Networks’ agreement with the Company is assumed, Nortel Networks would be required to become current in all of its outstanding obligations to the Company, including obligations outstanding prior to the filing date. If the agreement is not assumed, all outstanding obligations (billed and unbilled invoices) will be subject to discharge and the Company likely would not be able to collect these receivables in full. Transactions after the filing date are subject to normal terms as stated in the contract and obligations are required to be paid in due course.

On January 22, 2009, the United States Trustee appointed the Company to the Official Committee of Unsecured Creditors in the Nortel Networks bankruptcy cases along with three other initial members. The Committee will represent the interests of all unsecured creditors and attempt to maximize recovery for all unsecured creditors in its negotiations with the debtor, the secured creditors, and other parties in the case.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 28, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of December 28, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 28, 2008, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

Ernst & Young LLP, an independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of December 28, 2008. This report in which they expressed an unqualified opinion is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Airvana, Inc.:

We have audited Airvana, Inc.’s (the “Company”) internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Airvana, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Airvana, Inc. as of December 30, 2007 and December 28, 2008 and the related consolidated statements of income, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 28, 2008 and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
February 20, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors-Nominees” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the SEC not later than 120 days after the fiscal year ended December 28, 2008 (the “2009 Proxy Statement”).

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer and principal financial officer, principal accounting officer and controller, and other persons performing similar functions. Our Code of Ethics for Senior Financial Officers is publicly available on our website at www.airvana.com. We intend to satisfy the disclosure requirement under Item 5.05 of Current Report on Form 8-K regarding any amendment to, or waiver from, a provision of this code by posting such information on our website, at the address specified above.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive and Director Compensation,” “Compensation Committee Report” and “Corporate Governance and the Board of Directors and its Committees-Compensation Committee” in the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the information provided under the headings “Corporate Governance and the Board of Directors and its Committees” in the 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information provided under the headings “Independent Registered Public Accounting Firm Fees and Services” in the 2009 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements are filed as part of this report under “Item 8 — Financial Statements and Supplementary Data”:

Page

Report of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheets as of December 30, 2007 and December 28, 2008	70
Consolidated Statements of Income for the years ended December 31, 2006, December 30, 2007 and December 28, 2008	71
Consolidated Statements of Cash Flows for the years ended December 31, 2006, December 30, 2007 and December 28, 2008	72
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the for the years ended December 31, 2006, December 30, 2007 and December 28, 2008	73
Notes to Consolidated Financial Statements	74

(a) (2) List of Schedules

All schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

(a) (3) List of Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2009.

AIRVANA, INC.

By:	/s/ Randall S. Battat
Randall S. Battat
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 24, 2009.

Name	Title

/s/ Randall S. Battat Randall S. Battat	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey D. Glidden Jeffrey D. Glidden	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Hassan Ahmed Hassan Ahmed	Director

Robert P. Badavas	Director

/s/ Gururaj Deshpande Gururaj Deshpande	Director

/s/ Paul J. Ferri Paul J. Ferri	Director

Anthony S. Thornley	Director

/s/ Sanjeev Verma Sanjeev Verma	Director

EXHIBIT INDEX

Exhibit No.		Exhibit

3.1		Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on July 25, 2007 (File No. 001-33576) and incorporated herein by reference)
3.2		Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
4.1		Specimen certificate evidencing shares of common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
4.2		Third Amended and Restated Investor Rights Agreement dated as of June 6, 2007 between the Registrant and the Preferred Investors, Other Investors, Founders and Warrant Holders (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.1*	2000 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.2*	2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.3*	Forms of Incentive Stock Option Agreements under 2007 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.4*	Forms of Nonstatutory Stock Option Agreements under 2007 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.5†	Development and Purchase and Sale Agreement for CDMA High Data Rate (1xEV-DO) Products dated October 1, 2001 between the Registrant and Nortel Networks, Inc., as amended (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.6†	HDR Infrastructure Equipment License Agreement, entered into on September 18, 2000, by and between Qualcomm Incorporated and the Registrant, as amended (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.7†	CSM 6800 Software Agreement, entered into as of April 28, 2004, by and between Qualcomm Incorporated and the Registrant (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10.8		Lease Agreement, dated as of October 4, 2004, between the Registrant and W9/TIB Realty, L.L.C. (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10.9		Lease Agreement, dated as of August 4, 2005, between the Registrant and W9/TIB III Realty, L.L.C. (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)
10	.10†	Amendment No. 10 to Development and Purchase And Sale Agreement For CDMA High Data Rate (1xEV-DO) Products between the Registrant and Nortel Networks, Inc., entered into as of September 28, 2007 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 8, 2007 (File No. 001-33576) for the quarterly period ended September 30, 2007 and incorporated herein by reference)
10	.11†#	Amendment No. 11 to Development and Purchase And Sale Agreement For CDMA High Data Rate (1xEV-DO) Products between the Registrant and Nortes Networks, Inc., entered into as of November 6, 2008
21	.1#	Subsidiaries of the Registrant
23	.1#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit No.		Exhibit

31	.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by President and Chief Executive Officer
31	.2#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Vice President, Chief Financial Officer
32#		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer and Vice President, Chief Financial Officer

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.

†	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

#	Filed herewith.