Form 10-Q
period 2009-03-29
AIRVANA INC
filed 2009-05-06
CIK 1116435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of April 30, 2009 was 62,225,904.

AIRVANA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 29, 2009

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements (unaudited)
AIRVANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	December 28,	March 29,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$30,425	$15,752
Investments	197,941	182,642
Accounts receivable	3,354	13,105
Deferred product cost, current	1,913	2,154
Prepaid taxes	—	7,337
Deferred tax assets, current, net	2,168	1,716
Prepaid expenses and other current assets	2,758	2,700

Total current assets	238,559	225,406

Property and equipment	14,425	16,210
Less: accumulated depreciation and amortization	9,603	10,384

	4,822	5,826

Prepaid tax, long-term	—	3,679
Deferred service cost	1,300	2,540
Deferred tax assets, long term, net	956	533
Restricted investments	193	403
Goodwill and intangible assets, net	11,096	10,829
Other assets	410	416

Total assets	$257,336	$249,632

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,455	$2,235
Accrued expenses and other current liabilities	14,365	10,072
Accrued income taxes	1,897	434
Deferred revenue, current	61,310	68,126

Total current liabilities	82,027	80,867

Deferred revenue, long-term	5,550	8,998
Accrued income taxes, long-term	5,703	5,834
Other liabilities	1,174	1,044

Total long-term liabilities	12,427	15,876

Commitments and Contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value: 350,000,000 shares authorized, 62,931,171 and 62,467,763 shares issued and outstanding at December 28, 2008 and March 29, 2009, respectively (Note 9)	63	63
Additional paid-in capital	186,824	184,034
Accumulated deficit	(24,005)	(31,208)

Total stockholders’ equity	162,882	152,889

Total liabilities and stockholders’ equity	$257,336	$249,632

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 30,	March 29,
	2008	2009
Revenue:
Product	$5,533	$6,559
Service	2,105	2,704

Total revenue	7,638	9,263

Cost of revenue:
Product	120	344
Service	1,793	2,203

Total cost of revenue	1,913	2,547

Gross profit	5,725	6,716

Operating expenses:
Research and development	19,259	17,667
Selling and marketing	3,578	3,776
General and administrative	2,073	2,503

Total operating expenses	24,910	23,946

Operating loss	(19,185)	(17,230)

Interest and other income, net	2,585	1,124

Loss before income tax benefit	(16,600)	(16,106)

Income tax benefit	(4,926)	(8,903)

Net loss	$(11,674)	$(7,203)

Net loss per share:
Basic	$(0.18)	$(0.11)
Diluted	$(0.18)	$(0.11)

Weighted average common shares outstanding:
Basic	63,895	62,679
Diluted	63,895	62,679
The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	March 30,	March 29,
	2008	2009
Operating activities
Net loss	$(11,674)	$(7,203)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	807	772
Amortization of intangible assets	267	267
Stock-based compensation	1,085	1,371
Deferred tax benefit	(5,102)	875
Excess tax benefit related to exercise of stock options	—	(396)
Amortization of investments	(1,261)	(521)
Amortization of leasehold incentive	(130)	(130)
Changes in operating assets and liabilities:
Accounts receivable	3,132	(9,751)
Deferred product and service costs	(601)	(1,481)
Prepaid taxes	(503)	(10,620)
Prepaid expenses and other current assets	404	58
Accounts payable	(567)	(2,220)
Accrued expenses and other current liabilities	(3,562)	(4,288)
Accrued income taxes	(14,899)	(1,332)
Deferred revenue	30,158	10,264

Net cash used in operating activities	(2,446)	(24,335)

Investing activities
Purchases of property and equipment	(578)	(1,776)
Purchases of investments	(106,990)	(61,905)
Maturities of investments	73,305	77,725
Proceeds from sale of investments	16,631	—
Decrease (increase) in other assets	3	(216)

Net cash (used in) provided by investing activities	(17,629)	13,828

Financing activities
Payments on long-term debt	(18)	—
Payments of cash dividend	(45)	(5)
Purchase of treasury stock	—	(5,182)
Excess tax benefit related to exercise of stock options	—	396
Proceeds from exercise of stock options	816	625

Net cash provided by (used in) financing activities	753	(4,166)
Effect of exchange rate changes on cash and cash equivalents	13	—

Net decrease in cash and cash equivalents	(19,309)	(14,673)
Cash and cash equivalents at beginning of period	43,547	30,425

Cash and cash equivalents at end of period	$24,238	$15,752

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$15,500	$2,175
The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except share and per share amounts)
1. Operations
Business Description
Airvana, Inc. (the “Company”) is a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. The Company’s high-performance technology and products, from comprehensive femtocell solutions to core mobile network infrastructure, enable operators to deliver compelling and consistent broadband services to mobile subscribers, wherever they are. These services include Internet access, e-mail, music downloads, video, IP-TV, gaming, push-to-talk and voice-over-IP (“VOIP”). Airvana’s products are deployed in over 70 commercial networks on six continents. The Company has offices in Chelmsford, Massachusetts; Dallas, Texas; Bangalore, India; Cambridge, United Kingdom; Madrid, Spain; Darmstadt, Germany; Beijing, China; Singapore; and Tokyo, Japan.
On January 14, 2009 (the “filing date”), Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Also, on January 14, 2009, some of Nortel Network Corporation’s U.S. subsidiaries, including Nortel Networks Inc. (“Nortel Networks”), filed Chapter 11 voluntary petitions in the State of Delaware. Refer to Note 13 for a discussion of the impact of these actions on the Company.
2. Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements. The Company believes that a significant accounting policy is one that is both important to the portrayal of the Company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as the result of the need to make estimates about the effect of matters that are inherently uncertain.
These condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States applicable to interim periods, and in the opinion of management, include all normal and recurring adjustments that are necessary to present fairly the results of operations for the reported periods. These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2009.
Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at March 29, 2009, results of operations and cash flows for the three months ended March 30, 2008 and March 29, 2009. The interim results are not necessarily indicative of the results that may be expected for any other interim period or the full year.

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
Fiscal Year
The Company’s fiscal year ends on the Sunday nearest to December 31. The Company’s fiscal quarters end on the Sunday nearest to the last day of the third calendar month of the quarter.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments with maturities of three months or less at the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Refer to Note 5 for further discussion of cash equivalents.
Investments and Restricted Investments
The Company determines the appropriate categorization of investments in securities at the time of purchase. As of December 28, 2008 and March 29, 2009, the Company’s investments were categorized as held-to-maturity and are presented at their amortized cost (See Note 3). The Company classifies securities on its balance sheet as short-term or long-term based on the date it reasonably expects the securities to mature or liquidate.
As of December 28, 2008 and March 29, 2009, the Company had classified $193 and $403, respectively, as long-term restricted investments on its condensed consolidated balance sheets. Refer to Note 5 for a discussion of these restricted investments.

Deferred Product and Service Cost
When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in American Institute of Certified Public Accountants’ Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), the Company also defers the related inventory costs for the delivered items in accordance with Accounting Research Bulletin 43, Restatement and Revision of Accounting Research Bulletins, as amended by Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Cost. For development costs incurred in connection with specified upgrades, the Company expenses these costs as incurred.
When the Company performs development services that are essential to the functionality of the initial delivery of a new product where the associated revenues have been deferred due to the fact that they do not qualify as units of accounting separate from the delivery of the software, the Company defers direct and incremental development costs in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS No. 91”). The costs deferred consist of employee compensation and benefits for those employees directly involved with performing the development, as well as other direct and incremental costs. All costs incurred in excess of the related revenues are expensed as incurred. Direct costs included in long-term deferred service cost in the accompanying condensed consolidated balance sheets were $1,223 and $1,532 at December 28, 2008 and March 29, 2009, respectively.
Property and Equipment
Property and equipment are recorded at cost. The Company provides for depreciation by charges to operations on a straight-line basis in amounts estimated to allocate the cost of the assets over their estimated useful lives. Depreciation expense was $807 and $772 for the three months ended March 30, 2008 and March 29, 2009, respectively. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consisted of the following:

		As of
		December 28,	March 29,
	Estimated Useful Life	2008	2009
Computer equipment and purchased software	1.5 – 3 years	$2,513	$2,514
Test and lab equipment	3 years	4,510	6,305
Leasehold improvements	Shorter of original contractual life of the lease or 5 years	6,546	6,543
Office furniture and equipment	3 – 5 years	856	848

Total property and equipment		14,425	16,210
Less: Accumulated depreciation and amortization		(9,603)	(10,384)

		$4,822	$5,826

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

Significant judgments in applying accounting rules and regulations to the Company’s business practices principally relate to the timing and amount of revenue recognition given its current concentration of revenues with one customer and its inability to establish VSOE of fair value for specified software upgrades.
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
This business practice is common in the telecommunications equipment industry and is necessitated by the long planning cycles associated with wireless network deployments, coupled with rapid changes in technology. Large and complex wireless networks support tens of millions of subscribers and it is critical that any changes or upgrades be planned well in advance to ensure that there are no service disruptions. The evolution of the Company’s infrastructure technology therefore must be planned, implemented and integrated with the wireless operators’ plans for deploying new applications and services and any equipment or technology provided by other vendors.
Given the nature of the Company’s business, the majority of its sales are generated through multiple-element arrangements comprised of a combination of products, maintenance and support services, specified product upgrades and in some cases, upfront licensing and development fees. The Company has established a business practice of negotiating with OEMs the pricing for future purchases of new product releases and specified software upgrades. For example, for Nortel Networks, the Company expects that it will release one or more optional specified upgrades annually. To determine whether these optional future purchases are elements of current purchase transactions, the Company assesses whether such new products or specified upgrades will be offered to the OEM customer at a price that represents a significant and incremental discount to current purchases. Because the Company sells uniquely configured products through each OEM customer, it does not maintain a list price for its products and specified software upgrades. Additionally, as it does not sell these products and upgrades to more than one customer, the Company is unable to establish VSOE of fair value for these products and upgrades. Consequently, the Company is unable to determine if the license fees it charges for the optional specified upgrades include a significant and incremental discount. As such, the Company defers all revenue related to current product sales, software-only license fees, maintenance and support services and professional services until all specified upgrades committed at the time of shipment have been delivered. For example, the Company recognizes deferred revenue from sales to an OEM customer only after it delivers a specified upgrade that it had previously committed. However, when it commits to an additional upgrade before it has delivered a previously committed upgrade, the Company defers all revenue from product sales after the date of such commitment until it delivers the additional upgrade. Any revenue that the Company had deferred prior to the additional commitment is recognized after the previously committed upgrade is delivered.
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
For arrangements where the Company receives initial licensing fees or customization fees for new products under development, the Company defers recognition of these fees until the final product has been delivered and accepted, and then recognizes the fees over the expected customer relationship period. Revenue from pre-production units is deferred and recognized once the final product has been delivered and accepted and the other criteria for revenue recognition are met, including but not limited to VSOE of fair value for post-contract support. If VSOE of fair value does not exist for undelivered elements, the Company defers all revenues until VSOE of fair value exists or the undelivered element is delivered. If the only remaining undelivered element is post-contract support (“PCS”), the Company recognizes revenue ratably over the contractual PCS period.

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
The Company’s support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in its software. The Company’s annual support and maintenance fees are based on a percentage of the initial sales or list price of the applicable hardware and software products and may include a fixed amount for help desk services. Included in the price of the product, the Company provides maintenance and support during the product warranty period, which is typically one year. As discussed above, the Company defers all revenue, including revenue related to PCS, until all specified upgrades outstanding at the time of shipment have been delivered. In connection with an amendment to the Company’s OEM arrangement with Nortel Networks dated September 28, 2007, the Company can no longer assert VSOE of fair value for PCS to Nortel Networks. When VSOE of fair value for PCS can not be established, all revenue related to product sales and software-only license fees, including bundled PCS, is deferred until all specified software upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, the Company recognizes a proportionate amount of all such revenue previously deferred based on the portion of the applicable warranty period that has elapsed as of the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. When VSOE of fair value for PCS can be established, the Company allocates a portion of the initial product revenue and software-only license fees to the bundled PCS based on the fees the Company charges for annual PCS when sold separately. When all specified software upgrades outstanding at the time of shipment are delivered, under the residual method, the Company recognizes the previously deferred product revenue and software-only license fees, as well as the earned PCS revenue, based on the portion of the applicable warranty period that has elapsed. The unearned PCS revenue is recognized ratably over the remainder the applicable warranty period. Notwithstanding the Company’s inability to establish VSOE of fair value of PCS to Nortel Networks under SOP No. 97-2 for revenue recognition purposes, the Company presents product revenue and service revenue separately on its consolidated statements of income based on historical maintenance and support services renewal rates at the time of sale.
For PCS renewals, the Company recognizes revenue for such services ratably over the service period as services are delivered.
The Company provides professional services for deployment optimization, network engineering and radio frequency deployment planning, and provides training for network planners and engineers. The Company generally recognizes revenue for these services as the services are performed as it has deemed such services not essential to the functionality of its products.
In addition, certain contracts contain other mutually agreed upon specifications or service level requirements. Certain of the Company’s product specifications include an uptime guarantee and guarantees regarding failure rates. Historically, the Company has not incurred substantial costs relating to these guarantees and the Company currently expenses such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its sales arrangements. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, Accounting for Shipping and Handling Fees (“EITF Issue No. 00-10”), the Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. The Company records reimbursable out-of-pocket expenses in both product and services revenues and as a direct cost of product and services in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (“EITF Issue No. 01-14”). For the first quarters of fiscal 2008 and 2009, shipping and handling and reimbursable out-of-pocket expenses were not material.
The Company has not issued and does not anticipate issuing any refunds for products sold. As such, no provisions have been recorded against deferred revenue, revenue or any related receivables for potential refunds.
The Company anticipates that the revenue recognition related to the Company’s fixed-mobile convergence products will be complex, given that a number of the Company’s current arrangements for the development and supply of these products contain significant customization services, volume discounts, specified upgrades and multiple elements for new service offerings for which vendor-specific evidence of fair value does not currently exist. To date, there have been no material revenues recognized with respect to these products.
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
The Company’s customers are principally located in the United States, Canada, Europe and Japan. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the telecommunications industry as well as global economic conditions, management does not believe significant credit risk exists as of March 29, 2009 beyond the risks discussed below related to Nortel Networks’ bankruptcy filing. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the telecommunications industry. Except as described below with respect to Nortel Networks, the Company believes that all of its accounts receivable are collectible and, therefore, has not provided any reserve for doubtful accounts as of December 28, 2008 or March 29, 2009.
At December 28, 2008, Nortel Networks accounted for $500 of accounts receivable that was paid in the ordinary course prior to Nortel Networks’ bankruptcy filing. In addition, at December 28, 2008, the Company had $21,818 of outstanding invoices due from Nortel Networks that it has accounted for on the cash basis; see Note 13 for further discussion. At December 28, 2008, the Company had four customers that accounted for 49%, 15%, 11% and 11% of accounts receivable, respectively. At March 29, 2009 the Company had two customers that accounted for 80% and 13% of accounts receivable, respectively. Nortel Networks accounted for 100% of revenues for the three months ended March 30, 2008 and 95% of revenue for the three months ended March 29, 2009.
On January 14, 2009, Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Some of Nortel Networks Corporation’s U.S. subsidiaries, including Nortel Networks, Inc., filed Chapter 11 voluntary petitions in the State of Delaware. See Note 13 for further discussion.
Segment and Geographic Information
SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision making group, as defined under SFAS No. 131, consists of the Company’s chief executive officer, chief financial officer and executive vice presidents. As of March 29, 2009, the Company views its operations and manages its business as one operating segment. The Company continues to evaluate its current and new products for their impact on reporting segments.

Export sales from the United States to unaffiliated customers are primarily in Canada, and accounted for 100% and 95% of revenues individually for the three months ended March 30, 2008 and March 29, 2009, respectively.
In the first quarter of fiscal 2009, the Company completed the sale of intellectual property and goodwill from its U.K. subsidiary to the U.S. parent. Transfers between the Company and its subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.
The Company’s identifiable long-lived assets by geographic region as of December 28, 2008 and March 29, 2009 were as follows:

	December 28, 2008	March 29, 2009
United States	$5,501	$22,122
United Kingdom	12,178	1,103
Other foreign locations	1,098	1,001

	$18,777	$24,226

Stock-Based Compensation
As of December 28, 2008, the Company had two stock-based employee compensation plans which are more fully described in Note 9.
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
Net Income Per Share
The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share ((“SFAS No. 128”), as clarified by EITF Issue No. 03-6, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF Issue No. 03-6”), which clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options, warrants and unvested common stock using the treasury stock method. Diluted weighted average shares outstanding do not include options to purchase common stock and unvested restricted shares outstanding totaling 10,165,908 and 10,819,883 for the three months ended March 30, 2008 and March 29, 2009, respectively, as their effect would have been anti-dilutive.
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

The Company also follows the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of SFAS No. 109. FIN No. 48 provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. As of December 28, 2008 and March 29, 2009, the Company had $5,703 and $5,834, including interest, of unrecognized tax benefits, respectively.
Fair Value of Financial Instruments
Financial instruments consist principally of cash and cash equivalents, short-term investments, restricted investments, accounts receivable and foreign forward currency contracts. The estimated fair values of these financial instruments approximate their carrying values due to the short-term nature of these instruments.
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

In April 2008, the Financial Accounting Standards Board, (“FASB”) issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP 142-3 amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.
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
During the first quarter of 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and related interpretations, and how the derivative instruments and related hedged items affect the financial statements. The adoption of SFAS No. 161 had no financial impact on the Company’s Condensed Consolidated Financial Statements. Refer to Note 6, “Derivative Instruments and Hedging Activities” for additional information on the Company’s hedging activities.

3. Investments
In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment securities as held-to-maturity. These securities are reported at amortized cost, which approximates fair market value.
The amortized cost and estimated fair value of the Company’s investment securities was as follows:

	December 28, 2008		March 29, 2009
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Corporate debt securities	$86,140	$86,674	$50,619	$50,973
Debt securities of U.S. government agencies	111,801	112,709	132,023	132,469

	$197,941	$199,383	$182,642	$183,442

All held-to-maturity investment securities had maturities of less than one year as of December 28, 2008 and March 29, 2009.
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
The Company intends to hold all of the securities it held as of March 29, 2009 to maturity, but will continue to monitor the creditworthiness of all securities.
As of March 29, 2009, the Company held 5 securities in an unrealized loss position totaling $12. The unrealized losses on individual securities was less than 1% of amortized cost and represented less than 1% of total amortized cost of all investments. Given the nominal amount of the unrealized loss and the creditworthiness of the issuers of the securities that were in an unrealized loss position at March 29, 2009, the Company concluded there was no other-than-temporary impairment on any of its investments.
As of December 28, 2008 and March 29, 2009, the Company had gross unrealized gains in its securities held of $1,442 and $801, respectively.

4. Goodwill and Intangible Assets
As of December 28, 2008 and March 29, 2009, the Company’s goodwill and acquired intangible assets consisted of the following:

	December 28, 2008
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible
Goodwill	$7,998	$—	$7,998
Developed technology	3,340	1,113	2,227
Customer relationships	1,350	563	787
Non-compete agreements	190	106	84

Total goodwill and intangible assets	$12,878	$1,782	$11,096

	March 29, 2009
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible
Goodwill	$7,998	$—	$7,998
Developed technology	3,340	1,280	2,060
Customer relationships	1,350	647	703
Non-compete agreements	190	122	68

Total goodwill and intangible assets	$12,878	$2,049	$10,829

Amortization expense on intangible assets was $267 and $267 for the three months ended March 30, 2008 and March 29, 2009, respectively. The Company records amortization expense related to developed technology as a component of cost of product revenue in the accompanying consolidated statements of operations. Expected future amortization of intangible assets for fiscal periods indicated is as follows:

Fiscal year:
Remainder of 2009	$802
2010	1,026
2011	780
2012	223

$2,831

In accordance with paragraph 8 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company considered whether there were any indicators of impairment for its long-lived and intangible assets as of March 29, 2009 and determined there were none.
As it did in fiscal 2008, the Company will conduct its annual goodwill impairment test in the fourth quarter of fiscal 2009 in accordance with SFAS No. 142. In accordance with paragraph 28 of SFAS No. 142, the Company considered whether there were any indicators of impairment as of March 29, 2009 and determined there were none.
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

The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements. As of March 29, 2009, the Company had investments disclosed in Note 3 that were valued using Level 2 inputs (significant and observable assumptions) as follows:

	December 28,	March 29,
	2008	2009
Corporate debt securities	$86,674	$50,973
Government sponsored entities	112,709	132,469

	$199,383	$183,442

As of December 28, 2008, the Company had cash equivalents in corporate debt securities and government sponsored entities that were valued using Level 2 inputs (significant and observable assumptions) and had cash equivalents in money market mutual funds that were valued using Level 1 inputs (quoted market prices for identical assets) as follows:

	Level 1 Inputs	Level 2 Inputs	Totals
Corporate debt securities	$—	$3,099	$3,099
Government sponsored entities	—	1,500	1,500
Money market mutual funds	20,665	—	20,665

	$20,665	$4,599	$25,264

As of March 29, 2009, the Company had $8,817 in cash equivalents in money market mutual funds that were valued using Level 1 inputs (quoted market prices for identical assets).
As of December 28, 2008 the Company had $193 of restricted investments which represented certificates of deposit that collateralize outstanding letters of credit related to certain of the Company’s facility leases. As of March 29, 2009, the Company had $403 of restricted investments which represented certificates of deposit that collateralize outstanding letters of credit related to certain of the Company’s facility leases as well as the Company’s foreign currency hedging program. The Company believes that carrying value approximates fair value based on the market rate of interest for a comparable instrument as of December 28, 2008 and March 29, 2009.
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The Company determines the fair value of these instruments using the framework prescribed by Statement No. 157, by considering the estimated amount it would receive to sell or transfer these agreements at the reporting date and by taking into account current interest rates, current currency exchange rates, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. The Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of its derivative instruments. As of March 29, 2009, the Company had $2,830 in currency exchange contracts valued using Level 2 inputs.
On December 29, 2008 the Company adopted SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities did not have a material impact on the Company’s financial position, results of operations or liquidity. The Company did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of March 29, 2009.

6. Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. During 2009, the Company began entering into derivative instruments for risk management purposes only and it does not enter into derivative instruments for speculative purposes. The Company’s current derivative program does not qualify for hedge accounting treatment under SFAS No. 133.
Beginning in 2009 the Company uses foreign currency forward window contracts to manage its exposure to forecasted foreign currency denominated transactions based in the United Kingdom. These forward contracts are not designated as cash flow, fair value or net investment hedges under SFAS No. 133; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. These derivative instruments do not subject its earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the expenses and transactions being hedged. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.
The success of the Company’s hedging program depends, in part, on forecasts of transaction activity in various currencies (primarily British pound sterling and Indian rupee). The Company may experience unanticipated currency exchange gains or losses to the extent that there are differences between forecasted and actual activity during periods of currency volatility. Changes in currency exchange rates related to any unhedged transactions may impact the Company’s earnings and cash flows.
The following table summarizes the outstanding forward foreign exchange contracts held by the Company at March 29, 2009.

		March 29, 2009
			Approximate
		Local Currency	U.S. Dollar
	Hedge Type	Amount	Equivalent
British pound	Sale	525	$738
British pound	Sale	500	706
British pound	Sale	475	688
British pound	Sale	475	682

		1,975	$2,814

The Company’s forward foreign exchange contracts are short-term and generally mature within one to six months of origination.
Realized and unrealized foreign currency gains (losses), net of hedging are accounted for in other income (expense). The Company had no forward foreign exchange contracts outstanding during the three months ended March 30, 2008. During the three months ended March 29, 2009, the Company recorded $16 of foreign exchange gains in interest and other income, net and prepaid expenses and other current assets related to the outstanding forward foreign exchange contracts at March 29, 2009. The Company settles forward foreign exchange contracts in cash
The Company does not have significant concentrations of credit risk arising from its derivative financial instruments, whether from an individual counterparty or group of counterparties. The Company reduces its concentration of counterparty credit risk on its derivative instruments by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, and by actively monitoring credit ratings and outstanding positions on an ongoing basis. Furthermore, none of the Company’s derivative transactions are subject to collateral or other security arrangements or contain provisions that are dependent on its credit ratings from any credit rating agency.

7. Income Taxes
The Company recorded an income tax benefit of $8,903 for the three months ended March 29, 2009, inclusive of discrete items. The tax benefit recorded in the quarter relates principally to losses incurred from operations in the United States expected to be recovered from both income generated in the U.S. during the remainder of 2009, the carryback of any excess loss to offset taxable profits reported in prior years and the impact of the reduction of a valuation allowance against the Company’s U.K. net operating loss carryforwards as a result of profit realized on the sale of intellectual property and goodwill to the U.S. parent. The Company has eliminated the impact of this inter-company sale in the financial statements in accordance with the provisions of Accounting Research Bulletin No. 51, Consolidated Financial Statements. The effect of discrete items for the three months ended March 29, 2009 was a net tax benefit of $3,270 consisting of the benefit associated with the release of the valuation allowance on U.K. net operating losses as a result of the sale partially offset by net discrete tax expense from the exercise of stock options and interest recorded for unrecognized tax benefits.
For the three months ended March 30, 2008, the Company recorded an income tax benefit of $4,926, inclusive of discrete items. The tax benefit for the quarter ended March 30, 2008 relates principally to losses incurred from operations in the United States partially offset by losses from foreign operations for which no tax benefit could be recognized. The effect of discrete items on the effective tax rate for the three months ended March 30, 2008 was $18.
The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years as well as its ability to generate income in future periods. At March 29, 2009, the Company has $9,109 in gross deferred tax assets against which $6,860 in valuation allowances have been recorded related to state tax credits for which it is more likely than not that these assets will not be realized given the nature of the assets and the likelihood of future realization.
The Company adopted the provisions of FIN No. 48, an interpretation of SFAS No. 109, on January 1, 2007. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN No. 48. At March 29, 2009, the Company had $5,598 of unrecognized tax benefits, the benefit of which, if recognized, would reduce the Company’s effective tax rate. The Company does not anticipate a material change to the amount of its unrecognized tax benefits over the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At March 29, 2009, the Company had $236 of interest accrued on its unrecognized tax benefits.
The Company files income tax returns in the U.S. federal tax jurisdiction, various state jurisdictions and various foreign jurisdictions. The statute of limitations for federal and state tax authorities is closed for years prior to the year ended January 1, 2006 although carryforward attributes that were generated prior to 2004 may still be subject to examination if they either have been or will be utilized to offset taxable income in tax years 2004 and forward. During 2008, The Commonwealth of Massachusetts completed an audit of the Company’s Massachusetts excise tax returns for the tax years ended January 2, 2005, January 1, 2006 and December 31, 2006. There was no change made to the Company’s tax liability, however, certain tax benefit carryovers were adjusted. During the first quarter of 2009, the Internal Revenue Service (“IRS”) began an examination of the Company’s U.S. federal income tax returns for the tax years ended December 31, 2006 and December 30, 2007. No adjustments have been proposed to date by the IRS. The statute of limitations in the United Kingdom is closed for tax years prior to December 31, 2003. The statute of limitations in India is closed for years prior to 2005.
The Emergency Economic Stabilization Act of 2008 was enacted into law on October 3, 2008. A provision of this law extended the federal research and experimental credit for expenses incurred from January 1, 2008 through December 31, 2009. The Company recognized a benefit of approximately $380 from the federal research credit for the three months ended March 29, 2009, compared with no benefit for the three months ended March 30, 2008.
The Company’s subsidiary in India has operated under a tax holiday granted to certain software companies that resulted in tax savings of $1,112 through March 29, 2009. The tax holiday is scheduled to expire in March of 2010.

8. Commitments and Contingencies
The Company conducts its operations in leased facilities, and rent expense charged to operations for the three months ended March 30, 2008 and March 29, 2009 was $343 and $390, respectively.
In connection with a lease incentive arrangement entered into as part of the Company’s headquarters lease, the Company recorded a lease incentive obligation and is amortizing that obligation as a reduction to rent expense over the term of the lease. As of December 28, 2008 and March 29, 2009, the unamortized amount was $1,696 and $1,566, respectively. During the three months ended March 30, 2008 and March 29, 2009, the Company amortized the lease incentive obligation by approximately $130 and $130, respectively. The remaining lease incentive amounts are classified either as components of accrued expenses and other current liabilities or other liabilities based on the future timing of amortization against rent expense.
In addition, certain of the Company’s facilities operating leases contain escalating rent payments and as a result, the Company has straight-lined the rent expense associated with these leases in accordance with SFAS No. 13, Accounting for Leases.
Future minimum commitments as of March 29, 2009, under all of the Company’s leases, are as follows:

Fiscal year:
Remainder of 2009	$1,140
2010	1,457
2011	1,438
2012	475
2013	10

$4,520

The Company has contractual commitments that require the Company to purchase certain minimum quantities of products as of March 29, 2009.
Future minimum commitments as of March 29, 2009 are as follows:

Fiscal year:
Remainder of 2009	$3,586
2010	—
2011	1,029

$4,615

Indemnification
The Company includes indemnification provisions in software license agreements with its OEM customers. These indemnification provisions include provisions indemnifying the customer against losses, expenses, and liabilities from damages that could be awarded against the customer in the event that the Company’s software is found to infringe upon a patent or copyright of a third party. The scope of remedies available under these indemnification obligations is limited by the OEM agreements. The Company believes that its internal business practices and policies and the ownership of information limits the Company’s risk in paying out any claims under these indemnification provisions. To date, the Company has not been subject to any litigation and has not had to reimburse any customers for any losses associated with these indemnification provisions.

9. Stock Incentive Plans
Stock Options
As there was no public market for the Company’s common stock prior to July 19, 2007, the date of the Company’s IPO, the Company determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the three months ended March 30, 2008 was 58% and in the three months ended March 29, 2009 was 51%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments and SFAS 123(R). The expected life of options granted during the three months ended March 30, 2008 and March 29, 2009 was 6.25 years. For the three months ended March 30, 2008 and March 29, 2009, the weighted-average risk free interest rate used was 3.20% and 2.22%, respectively. The risk-free interest rate is based on a weighted average of a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although the Company paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as the Company does not currently anticipate paying cash dividends on its shares of common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 4% for the three months ended March 30, 2008 and 6% for the three months ended March 29, 2009 in determining the expense recorded in its consolidated statement of operations. These rates were derived by review of the Company’s historical forfeitures since 2000.
Stock option and restricted stock activity under the 2007 Plan for the three months ended March 29, 2009 is summarized as follows:

				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Number of	Range of	Exercise Price	Contractual	Aggregate	Fair Value
	Shares	Exercise Prices	per Share	Term in Years	Intrinsic Value	per Share
Outstanding at December 28, 2008	12,729,531	$0.001–7.89	$2.94	6.68	$37,866

Granted	2,243,500	$5.33	$5.33			$5.33

Exercised	(484,122)	0.11–5.21	1.29		$1,978

Cancelled	(72,665)	$1.89–7.44	6.27

Outstanding at March 29, 2009	14,416,244	$0.001–7.89	$3.35	7.07	$34,348

Exercisable at March 29, 2009	7,422,818	$0.001–7.89	$2.026	5.57	$27,136

Options vested or expected to vest at March 29, 2009 (1)	13,880,105	$0.001–7.89	$3.28	6.99	$34,036

Available for grant at March 29, 2009	14,743,718

1.	This represents the number of vested stock options as of March 29, 2009 plus the unvested outstanding options at March 29, 2009 expected to vest in the future, adjusted for estimated forfeitures.
As of December 28, 2008, the Company had 3,750 shares of restricted stock, which became fully vested in January 2009.
For the three months ended March 30, 2008 and March 29, 2009, the Company recorded expense of $1,085 and $1,371, respectively, in connection with share-based awards and related tax benefit of approximately $129 and $232 for the three months ended March 30, 2008 and March 29, 2009, respectively. As of March 29, 2009, future expense for non-vested stock options of $18,636 was expected to be recognized over a weighted-average period of 2.97 years.

The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants for the three months ended March 30, 2008 and March 29, 2009, which were allocated as follows:

	Three Months Ended
	March 30,	March 29,
	2008	2009
Cost of service revenue	$62	$83
Research and development	671	826
Selling and marketing	223	249
General and administrative	129	213

Total stock-based compensation	$1,085	$1,371

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
In February 2009, the Company’s board of directors authorized a second stock repurchase program authorizing the Company to purchase up to an additional $20,000 of the Company’s common stock following the completion of the initial stock repurchase program. No shares have been purchased yet under this second stock repurchase program. At the latest, the second stock repurchase program terminates one year following completion of the initial stock repurchase program.
The following table summarizes the Company’s repurchases under the initial stock repurchase program for the three months ended March 29, 2009.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of	Yet Be Purchased
	Total Number	Average Price	Publicly	Under the
	of Shares	Paid per	Announced	Announced
Period	Purchased	Share	Program	Program
Through December 28, 2008				$6,673
December 29, 2008 – January 25, 2009	318,400	$5.43	318,400	$4,944
January 26, 2009 – February 22, 2009	329,400	$5.34	329,400	$3,185
February 23, 2009 – March 29, 2009	299,730	$5.65	299,730	$1,492

Total	947,530	$5.47	947,530	$1,492

10. Deferred Revenue and Deferred Product and Service Costs
Under the Company’s revenue recognition policy, as described above in Note 2 “Summary of Significant Accounting Policies,” the Company recognizes revenue from sales to an OEM customer only when it delivers a specified upgrade to which it has previously committed. When the Company commits to an additional upgrade before it has delivered a previously committed upgrade, it defers all revenue from product sales after the date of such commitment until it delivers the additional upgrade.

The Company made a commitment for a specified future software upgrade in April 2005, which the Company refers to as its April 2005 specified upgrade. The Company delivered the April 2005 specified upgrade in April 2007. The Company committed to a subsequent specified upgrade in September 2006, which the Company refers to as its September 2006 specified upgrade. The Company delivered the September 2006 specified upgrade in November 2007. The Company committed to an additional subsequent specified upgrade in June 2007, which the Company refers as its June 2007 specified upgrade. The Company delivered the June 2007 specified upgrade in June 2008. The Company committed to an additional subsequent specified upgrade in December 2007, which the Company refers to as its December 2007 specified upgrade. The Company delivered the December 2007 specified upgrade in the fourth quarter of 2008. The Company has outstanding commitments to additional specified upgrades committed to in July 2008, October 2008 and May 2009, which the Company refers to as its July 2008 specified upgrade, its October 2008 specified upgrade and its May 2009 specified upgrade, respectively. The Company expects to deliver the July 2008 and October 2008 specified upgrades in 2009 and the May 2009 specified upgrade in 2010.
At December 28, 2008 and March 29, 2009, other deferred revenue primarily related to sales and development services for the Company’s new fixed-mobile convergence related products.
Deferred revenue and deferred product and service costs at December 28, 2008 consisted of the following:

	Current	Long-Term	Total
Deferred revenue related to December 2007 specified upgrade	$7,397	$—	$7,397
Deferred revenue related to July 2008 specified upgrade	37,775	—	37,775
Deferred revenue related to October 2008 specified upgrade	13,663	—	13,663
Other deferred revenue	2,475	5,550	8,025

Total deferred revenue	$61,310	$5,550	$66,860

Deferred product cost related to December 2007 specified upgrade	$79	$—	$79
Deferred product cost related to July 2008 specified upgrade	742	—	742
Deferred product cost related to October 2008 specified upgrade	566	—	566
Other deferred product and service costs	526	1,300	1,826

Total deferred product and service costs	$1,913	$1,300	$3,213

Deferred revenue and deferred product and service costs at March 29, 2009 consisted of the following:

	Current	Long-Term	Total
Deferred revenue related to December 2007 specified upgrade	$977	$—	$977
Deferred revenue related to July 2008 specified upgrade	37,775	—	37,775
Deferred revenue related to October 2008 specified upgrade	26,648	—	26,648
Other deferred revenue	2,726	8,998	11,724

Total deferred revenue	$68,126	$8,998	$77,124

Deferred product cost related to December 2007 specified upgrade	$9	$—	$9
Deferred product cost related to July 2008 specified upgrade	742	—	742
Deferred product cost related to October 2008 specified upgrade	883	—	883
Other deferred product and service costs	520	2,540	3,060

Total deferred product and service costs	$2,154	$2,540	$4,694

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 28,	March 29,
	2008	2009
Payroll and payroll-related accruals	$9,497	$5,343
Accrued rent expense	603	600
Accrued legal fees	161	143
Accrued audit and tax	722	324
Accrued royalties	1,644	1,666
Other accruals	1,738	1,996

	$14,365	$10,072

12. Related Party Transactions
The Company has an agreement with Qualcomm Incorporated (“Qualcomm”) under which it licenses software for use in the development of infrastructure equipment. The Company also has a supply and distribution agreement with Qualcomm relating to the Company’s ipBTS products. The Company paid Qualcomm approximately $380 in the first quarter of fiscal 2008 and $451 in the first quarter of fiscal 2009 in upfront license payments, royalties and component purchases under its license and supply agreements with Qualcomm. During the first quarter of fiscal 2008 and fiscal 2009, Qualcomm paid the Company $0 and $1,000, respectively, for prototype purchases and development services. Amounts due to Qualcomm of $574 and $752 were included in accrued expenses and other current liabilities as of December 28, 2008 and March 29, 2009, respectively.
In January 2009, the Company entered into a development agreement with Qualcomm to develop and commercialize certain EV-DO software products. The fees paid by Qualcomm under this agreement are potentially subject to refund as royalties on future sales of this developed product, if and when development and commercialization occur. During 2008 and the first quarter of fiscal 2009, Qualcomm paid a total of $3,000 of development fees related to this project, which were classified as deferred revenue as of March 29, 2009.
As of December 28, 2008, Qualcomm owned 9.2% of the Company’s outstanding common stock. As of March 29, 2009, Qualcomm owned 9.3% of the Company’s outstanding common stock.
Some of the technology that the Company incorporates into its EV-DO products and sells to Nortel Networks is licensed from Qualcomm. Qualcomm recently undertook an audit of the royalties that were paid in respect of the EV-DO products that the Company sold between 2003 and 2007. Qualcomm concluded the audit in the first quarter of fiscal 2009, and determined that no additional royalties beyond the amounts accrued were owed by the Company.
13. Nortel Networks Bankruptcy
On January 14, 2009, Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Also on January 14, 2009, some of Nortel Networks Corporation’s U.S. subsidiaries, including Nortel Networks, filed Chapter 11 voluntary petitions in the State of Delaware (the “bankruptcy filing”).
In connection with the announcement, Nortel Networks informed the Company that it will continue to purchase goods and services from the Company and that the Company is a long term partner and a key supplier to Nortel Networks. Purchases subsequent to the bankruptcy filing have been under the terms of Nortel Networks current agreement with the Company and the Company has been collecting receivables from Nortel Networks in the ordinary course related to products and services purchased since Nortel Networks’ bankruptcy filing.
Substantially all of the Company’s current billings and revenue are derived from Nortel Networks. Pre-bankruptcy filing outstanding invoices to Nortel Networks as of December 28, 2008 and March 29, 2009 totaled $21,818 and $36,442, respectively. Collection of these invoices will be subject to Nortel Networks’ bankruptcy proceedings, and the Company is not able to estimate how much, if any, of these invoices will be collected. As such, the Company has elected to treat these invoices on a cash basis. Invoices outstanding as of the bankruptcy filing date are not reflected in the Company’s Balance Sheets as of December 28, 2008 and March 29, 2009.
The Company intends to work with Nortel Networks to have its agreement assumed. If Nortel Networks’ agreement with the Company is assumed, Nortel Networks would be required to become current in all of its outstanding obligations to the Company, including obligations outstanding prior to the filing. If the agreement is not assumed, all outstanding obligations will be subject to discharge and the Company likely would not be able to collect these receivables in full, if at all. Transactions after the filing are subject to normal terms as stated in the contract and obligations are required to be paid in due course.
On January 22, 2009, the United States Trustee appointed the Company to the Official Committee of Unsecured Creditors in the Nortel Networks bankruptcy cases. There are four other members of such Committee. The Committee will represent the interests of all unsecured creditors and attempt to maximize recovery for all unsecured creditors in its negotiations with the debtor and other parties in the case.

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
Most of our current products are based on a wireless communications standard known as CDMA2000 1xEV-DO, or EV-DO. In 2002, we began delivering commercial infrastructure products based on the first generation EV-DO standard known as Rev 0. The second generation EV-DO standard is known as Rev A, and supports push-to-talk, VoIP and faster Internet services. We delivered our first Rev A software release in April 2007. Prior to 2008, most of our EV-DO sales were driven by operator deployments focused on coverage — with operators extending their broadband services across larger portions of their subscriber geographies. Operators in some markets continue to deploy our products to expand coverage. Data traffic and service revenue growth continues to outpace voice growth at many major wireless operators around the world. Our EV-DO sales in 2008 and the first quarter of fiscal 2009 were driven by capacity growth as operators looked to expand their capacity to accommodate increased data traffic fueled by greater consumer use of handheld devices, web browsing and 3G multimedia applications. Over the longer term, we expect our EV-DO sales to continue to be driven by capacity growth as operators acquire more broadband subscribers that consume more broadband data.
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

In June 2008, we entered into an agreement with Alcatel-Lucent to develop an integrated IP Multimedia Subsystem, or IMS, femtocell solution for CDMA network operators that combines Airvana’s femtocell access point and femtocell network gateway with Alcatel-Lucent’s IMS core network infrastructure. The development agreement was terminated by Alcatel-Lucent subsequent to the end of the first quarter of fiscal 2009; however we continue to collaborate with Alcatel-Lucent on FMC integration solutions.
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

Our product revenue in fiscal 2006 consisted primarily of software license fees and hardware shipments to our primary OEM customer from fiscal 2002 through the first quarter of fiscal 2005, which is when we made an additional commitment for a specified future software upgrade. We refer to that software upgrade as our April 2005 specified upgrade or software version 4.0. In the first quarter of fiscal 2007, we delivered software version 4.0. As a result, we recognized product revenue of $141.5 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from April 2005 through September 2006, which is when we made another commitment for a specified future software upgrade. We refer to that software upgrade as our September 2006 specified upgrade or software version 5.0. In the fourth quarter of fiscal 2007, we delivered software version 5.0. As a result, we recognized product revenue of $137.4 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from September 2006 through June 2007, which is when we made another commitment for a specified future software upgrade. We refer to that software upgrade as the June 2007 specified upgrade or software version 6.0. In the second quarter of fiscal 2008, we delivered software version 6.0. As a result, we recognized product revenue of $59.0 million that consisted primarily of billings from software license fees to our primary OEM customer from June 2007 through December 2007, when we made another commitment for a specified future software upgrade. We refer to that software upgrade as the December 2007 specified upgrade or software version 7.0. In the fourth quarter of fiscal 2008, we delivered software version 7.0. As a result, we recognized product revenue of $57.1 million that consisted primarily of billings from software license fees to our primary OEM customer from December 2007 through July 2008, when we made another commitment for a specified future software upgrade. We refer to that software upgrade as the July 2008 specified upgrade or software version 8.0. In October 2008, we made another commitment for a specified software upgrade, which we refer to as the October 2008 specified upgrade or software version 8.1. As of March 29, 2009, there were two specified software upgrades that we had not yet delivered, software version 8.0, which we expect to deliver in the third quarter of fiscal 2009 and software version 8.1, which we expect to deliver in the fourth quarter of fiscal 2009. We committed to an additional subsequent specified upgrade in May 2009, which we refer to as our May 2009 specified upgrade. We expect to deliver the May 2009 specified upgrade in 2010.
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
On January 14, 2009, Nortel Networks announced that it had filed for bankruptcy protection. At the time of that filing, we had outstanding invoices to Nortel Networks in the amount of $21.8 million and during the first quarter of fiscal 2009 we invoiced an additional $14.6 million to Nortel Networks related to royalties earned and services performed through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings. As a result, we excluded from billings and accounts receivable pre-bankruptcy filing outstanding invoices to Nortel Networks of $21.8 million from the quarter and year ended December 28, 2009 and $14.6 million for the quarter ended March 29, 2009. Billed and unbilled receivables as of the date of the Nortel Networks filing will be accounted for on a cash basis as collected.
Our product and service billings were $37.8 million in the first quarter of fiscal 2008 and $19.5 million in the first quarter of fiscal 2009. Product and service billings to Nortel Networks were 98% of billings in the first quarter of fiscal 2008 and 81% of billings in the first quarter of fiscal 2009.
The following table reconciles revenue to product and service billings:

	Three Months Ended
	March 30, 2008	March 29, 2009
Revenue	$7,638	$9,263
Deferred revenue, at end of period	110,136	77,124
Less: deferred revenue, at beginning of period	(79,978)	(66,860)

Product and service billings	$37,796	$19,527

Deferred Revenue
Product and service billings for invoiced shipments and software license fees, and related maintenance services, as well as non-recurring engineering and other development services for which revenue is not recognized in the current period are recorded as deferred revenue. Deferred revenue increases each fiscal period by the amount of product and service billings that are deferred in the period and decreases by the amount of revenue recognized in the period. We classify deferred revenue that we expect to recognize during the next twelve months as current deferred revenue on our balance sheet and the remainder as long-term deferred revenue. As of March 29, 2009, $68.1 million of deferred revenue was included in current liabilities and $9.0 million of deferred revenue was included in long-term liabilities.

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
Some of the technology that the Company incorporates into its EV-DO products and sells to Nortel Networks is licensed from Qualcomm. Qualcomm recently undertook an audit of the royalties that were paid in respect of the EV-DO products that we sold between 2003 and 2007. Qualcomm concluded the audit in the first quarter of fiscal 2009, and determined that no additional royalties beyond the amounts we had accrued were owed by us.
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
Deferred Product and Service Costs
Cost related to product billings for invoiced shipments and software-only license fees for which revenue is not recognized in the current period is recorded as deferred product cost. In addition, when we perform development services that are essential to the functionality of the initial delivery of a new product where the associated revenues have been deferred due to the fact that they do not qualify as units of accounting separate from the delivery of the software, we defer direct and incremental development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases. The costs deferred consist of employee compensation and benefits for those employees directly involved with performing the development, as well as other direct and incremental costs. All costs incurred in excess of the related revenues are expensed as incurred. Deferred product and service costs increases each fiscal period by the amount of product and service costs associated with product and service billings that are deferred in the period and decreases by the amount of product and service costs associated with revenue recognized in the period. We classify deferred product cost that we expect to recognize during the next twelve months as current deferred product and service costs on our balance sheet. As of March 29, 2009, $2.2 million of deferred product cost was included in current assets and $2.5 million of deferred service cost was included in long-term assets.
Gross Profit
Our gross profit represents revenue recognized during the period less related cost and is primarily attributable to OEM product shipments and software license fees. Our gross profit varies from period to period according to the mix of our revenue from hardware products, software products and services.

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
Due to Nortel Networks’ bankruptcy filing on January 14, 2009, we excluded $14.6 million of pre-bankruptcy filing outstanding invoices to Nortel Networks from billings for the quarter ended March 29, 2009. As a result, our gross profit on billings was reduced by the same amount for the quarter ended March 29, 2009.
Operating Expenses
Research and Development. Research and development expense consists primarily of:
•	salaries, benefits and stock-based compensation related to our engineers;
•	cost of prototypes and test equipment relating to the development of new products and the enhancement of existing products;
•	payments to suppliers for design and consulting services; and
•	other related overhead costs.
We expense all research and development cost as it is incurred. Our research and development is performed by our engineering personnel in the United States, India and the United Kingdom. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position and the development of new products for new markets. Accordingly, we expect research and development expense to remain similar in amount through the remainder of fiscal 2009.
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

We expect general and administrative expense to remain at the level of the first quarter of fiscal 2009 for the remainder of fiscal 2009.
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
Based on current stock option grants, we expect to recognize a future expense for non-vested options of $18.6 million over a weighted-average period of 2.97 years as of March 29, 2009. We expect stock-based compensation expense will increase for the foreseeable future as we expect to continue to grant stock-based incentives to our employees.
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
Due to the Nortel Networks’ bankruptcy filing on January 14, 2009, we excluded $36.4 million of pre-bankruptcy filing outstanding invoices to Nortel Networks from accounts receivable through the quarter ended March 29, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings, and as a result, we cannot determine when we may collect these amounts, if at all. These amounts will be treated on a cash basis, if and when collected. Cash flows for the first quarter of 2009 were negatively impacted by $28.2 million, and we expect cash flows for the second quarter of 2009 to be negatively impacted by $8.2 million as a result of Nortel Networks’ bankruptcy filing.
Cash and Investments
We had unrestricted cash and cash equivalents and investments totaling $228.4 million as of December 28, 2008 and $198.4 million as of March 29, 2009. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1), and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer (with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. We are in compliance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.

We enter into derivative instruments for risk management purposes only and we do not enter into derivative instruments for speculative purposes. Our derivative program does not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 133. We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. To limit further our exposure to currency exchange rate fluctuations, we also occasionally exchange U.S. Dollars for other currencies in which we incur expenses significantly in advance of our need to make payments in those currencies.
We use foreign currency forward window contracts to manage our exposure to forecasted foreign currency denominated transactions based in the United Kingdom. These forward contracts are not designated as cash flow, fair value or net investment hedges under SFAS No. 133; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the expenses and transactions being hedged. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows. As of March 29, 2009, we had $2,830 in currency exchange contracts. Gains and losses, on the changes in fair value recorded to earnings for the three months ended March 29, 2009 are classified as other income and were immaterial.
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
Our support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in our software. Our annual support and maintenance fees are based on a percentage of the initial sales or list price of the applicable hardware and software products and may include a fixed amount for help desk services. Included in the price of the product, we provide maintenance and support during the product warranty period, which is typically one year. As discussed above, we defer all revenue, including revenue related to maintenance and support services (“post-contract customer support” or “PCS”), until all specified upgrades outstanding at the time of shipment have been delivered. In connection with an amendment to our OEM arrangement with Nortel Network in 2007, we can no longer assert VSOE of fair value for PCS to Nortel Networks. When VSOE of fair value for PCS cannot be established, all revenue related to product sales and software-only license fees, including bundled PCS, is deferred until all specified software upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, we recognize a proportionate amount of all such revenue previously deferred based on the portion of the applicable warranty period that has elapsed as of the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. When VSOE of fair value for PCS can be established, we allocate a portion of the initial product revenue and software-only license fees to the bundled PCS based on the fees we charge for annual PCS when sold separately. When all specified software upgrades outstanding at the time of shipment are delivered, under the residual method, we recognize the previously deferred product revenue and software-only license fees, as well as the earned PCS revenue, based on the portion of the applicable warranty period that has elapsed. The unearned PCS revenue is recognized ratably over the remainder the applicable warranty period. Notwithstanding our inability to establish VSOE of fair value of maintenance and support services to Nortel Networks under SOP No. 97-2 for revenue recognition purposes, we present product revenue and service revenue separately on our consolidated statements of income based on historical maintenance and support services renewal rates at the time of sale.
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
In addition, certain of our contracts include guarantees regarding failure rates. Historically, we have not incurred substantial costs relating to these guarantees and we currently expense such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, we would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on our license arrangements. We have not accrued any costs related to these warranties in the accompanying consolidated financial statements.
In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, we classify the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. We record reimbursable out-of-pocket expenses in both product and services revenues and as a direct cost of product and services in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (“EITF 01-14”). For the first quarter of fiscal 2008 and fiscal 2009, shipping and handling and reimbursable out-of-pocket expense were not material.

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
Investments and Restricted Investments
We determine the appropriate categorization of investments in securities at the time of purchase. As of December 28, 2008 and March 29, 2009, our investments were categorized as held-to-maturity and are presented at their amortized cost. We classify securities on our balance sheet as short-term or long-term based on the date we reasonably expect the securities to mature or liquidate.
As of March 29, 2009, we held 5 securities in an unrealized loss position totaling less than $12,000. The unrealized losses on these individual securities were less than 1% of amortized cost and represented less than 1% of total amortized cost of all investments. Given the creditworthiness of the issuers of the securities that are in an unrealized loss position at March 29, 2009, we concluded there is no other-than-temporary impairment on any of these investments.
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

As there was no public market for our common stock prior to July 19, 2007, the date of our IPO, we determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the three months ended March 30, 2008 was 58% and in the three months ended March 29, 2009 was 51%. The expected life of options was determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments and SFAS 123(R). The expected life of options granted during the three months ended March 30, 2008 and March 29, 2009 was 6.25 years. For the three months ended March 30, 2008, the weighted-average risk free interest rates used was 3.20%. For the three months ended March 29, 2009, the weighted-average risk free interest rates used was 2.22%. The risk-free interest rate is based on a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although we paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as we do not currently anticipate paying cash dividends on our common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 4% for the three months ended March 30, 2008 and 6% for the three months ended March 29, 2009 in determining the expense recorded in our consolidated statements of operations. These rates were derived by review of our historical forfeitures since 2000.
For the three months ended March 30, 2008, we recorded expenses of $1.1 million in conjunction with share-based awards and related tax benefit of approximately $129,000. For the three months ended March 29, 2009, we recorded expenses of $1.4 million in connection with share-based awards and related tax benefit of approximately $232,000. As of March 29, 2009, future expense for non-vested stock options of $18.6 million was expected to be recognized over a weighted-average period of 2.97 years.
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
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, which is an interpretation of SFAS No. 109. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. We adopted the provisions of FIN No. 48 on January 1, 2007. We did not recognize any liability for unrecognized tax benefits as a result of adopting FIN No. 48 as of January 1, 2007. Our FIN No. 48 liability, including interest, was $4.7 million at March 30, 2008 and $5.8 million at March 29, 2009. During the three months ended March 30, 2008 and March 29, 2009, we recognized interest on uncertain tax liabilities of $47,000 and $52,000 respectively.

Results of Operations
Comparison of Three Months Ended March 30, 2008 and March 29, 2009
Revenue and Product and Service Billings

	Three Months Ended		Period-to-Period
	March 30, 2008	March 29, 2009	Change
	(dollars in thousands)
Revenue	$7,638	$9,263	$1,625
Deferred revenue, end of period	110,136	77,124
Less: deferred revenue, beginning of period	(79,978)	(66,860)

Product and service billings	$37,796	$19,527	$(18,269)

Our revenue for the first quarter of fiscal 2009 was derived principally from the ratable recognition of software license revenue related to the delivery of our December 2007 specified upgrade to Nortel Networks in the fourth quarter of 2008. As we are not able to assert VSOE of fair value on our maintenance services, we recognize Nortel Networks-related software revenue ratably over the warranty period, provided that there are no other outstanding commitments or upgrades. Our revenue for the first quarter of fiscal 2009 also consisted of maintenance and support services performed during the quarter. Our revenue for the first quarter of fiscal 2008 was derived principally from the ratable recognition of software license revenue related to the delivery of our September 2006 specified upgrade to Nortel Networks in the fourth quarter of 2007. Our revenue for the first quarter of fiscal 2008 also consisted of maintenance and support services performed during the quarter.
The decline in our product and service billings for the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, was due primarily to the exclusion of $14.6 million of pre-bankruptcy filing outstanding invoices to Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings. These invoices will be accounted for on a cash basis, if and when collected. In addition, channel card and RNC volumes were lower in the first quarter of fiscal 2009 due to the timing of operator capacity deployments as compared to the first quarter of fiscal 2008.
Cost of Revenue and Cost Related to Product and Service Billings

	Three Months Ended		Period-to-Period
	March 30, 2008	March 29, 2009	Change
	(dollars in thousands)
Cost of revenue	$1,913	$2,547	$634
Deferred product and service cost, end of period	1,651	4,694
Less: deferred product and service cost, beginning of period	(1,050)	(3,213)

Cost related to product and service billings	$2,514	$4,028	$1,514

The increase in cost of revenue in the first quarter of fiscal 2009 was due primarily to an increase in cost of service revenue associated with an increase in customer service headcount to support a larger installed base of product.
The increase in cost related to product and service billings was due primarily to direct development costs associated with our development arrangements with Hitachi and Alcatel-Lucent.
Gross Profit and Gross Profit on Billings

	Three Months Ended		Period-to-Period
	March 30, 2008	March 29, 2009	Change
	(In thousands)
Gross profit	$5,725	$6,716	$991
Deferred revenue, at end of period	110,136	77,124
Less: Deferred revenue, at beginning of period	(79,978)	(66,860)
Deferred product and service cost, at beginning of period	1,050	3,213
Less: Deferred product and service cost, at end of period	(1,651)	(4,694)

Gross profit on Billings	$35,282	$15,499	$(19,783)

The increase in gross profit was due primarily to an increase in revenue of $1.6 million to $9.3 million in the first quarter of fiscal 2009, partially offset by an increase in cost of revenue of $0.6 million to $2.5 million in the first quarter of fiscal 2009. We expect gross profit on our revenue to continue to fluctuate significantly in the future based on the time period between commitments for future software upgrades and the volume of sales in those time intervals.
Gross profit on Billings decreased primarily due to a decrease in product and service billings of $18.3 million to $19.5 million in the first quarter of fiscal 2009 due primarily to the exclusion of $14.6 million of pre-bankruptcy filing outstanding invoices to Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings as well as an increase in cost related to product and service billings of $1.5 million to $4.0 million in the first quarter of fiscal 2009.
Operating Expenses

			Period-to-Period
	Three Months Ended		Change
	March 30, 2008	March 29, 2009	Amount	Percentage
	(dollars in thousands)
Research and development	$19,259	$17,667	$(1,592)	-8.3%
Sales and marketing	3,578	3,776	198	5.5%
General and administrative	2,073	2,503	430	20.7%

Total operating expenses	$24,910	$23,946	$(964)	-3.9%

Research and Development. The decrease in research and development expense in the first quarter of 2009 as compared to the same period in 2008 was due primarily to a decrease in salaries and benefits of $1.2 million associated with a reduction in the number of research and development employees in our Chelmsford, Massachusetts facilities, partially offset by an increase in the number of research and development employees in our Bangalore, India and Cambridge, United Kingdom facilities to support the development of our new FMC products. To a lesser extent, research and development expenses decreased due to a decrease in prototype expense of $0.4 million associated with our research and development activities.
Sales and Marketing. The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense of $0.2 million associated with an increase in the number of sales, marketing and customer service employees to expand our international presence and support our new FMC products, which we expect to be sold to a larger base of OEMs and operators than our EV-DO products
General and Administrative. The increase in general and administrative expense in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was due to an increase in salaries and benefits of $0.2 million as a result of an increase in the number of general and administrative employees to support our growth as well as an increase in certain professional fees of $0.1 million and an increase in outside service expense of $0.1 million associated with Sarbanes-Oxley compliance services.
Operating Loss and Operating Profit (Loss) on Billings

	Three Months Ended		Period-to-Period
	March 30, 2008	March 29, 2009	Change
	(In thousands)
Operating loss	$(19,185)	$(17,230)	$1,955
Deferred revenue, at end of period	110,136	77,124
Less: Deferred revenue, at beginning of period	(79,978)	(66,860)
Deferred product and service cost, at beginning of period	1,050	3,213
Less: Deferred product and service cost, at end of period	(1,651)	(4,694)

Operating profit (loss) on billings	$10,372	$(8,447)	$(18,819)

The decrease in operating loss was due primarily to the increase in our gross profit, described above, offset by the increase in our operating expenses, described above.

The decrease in operating profit on Billings was due to the decrease in our gross profit on Billings, described above, coupled with the increase in our operating expenses, described above.
Interest Income, Net. Interest income, net, primarily consists of interest generated from the investment of our cash balances. The decrease in interest income from $2.5 million in the first quarter of fiscal 2008 to $1.1 million in the first quarter of fiscal 2009 was due primarily to lower interest rates and returns on investments coupled with lower average cash balances.
Income Taxes. We recognized a tax benefit of $8.9 million in the first quarter of 2009 primarily related to losses incurred from operations in the U.S. and the impact of the reduction of valuation allowance against the Company’s U.K. net operating loss carryforwards as a result implementing a sale of intellectual property from our U.K. subsidiary to the U.S. parent company. The benefit from the losses in the U.S. is expected to be recovered from both income generated in the U.S. during the remainder of 2009 and the carryback of any excess loss to offset taxable profits reported in prior years. Approximately $3.3 million of the benefit recognized in the first quarter of 2009 is discrete and relates to implementation of the tax planning strategy. We recognized a tax benefit of $4.9 million in the first quarter of 2008 relating principally to losses incurred from operations in the U.S. partially offset by losses from foreign operations for which no tax benefit could be recognized.
During the first quarter of 2009 our Board of Directors approved and we completed the sale of all of the intellectual property held by our U.K. subsidiary to the U.S. parent. This sale resulted in the realization of U.K. net operating loss carryforwards which had previously not been recognized.
When we begin to ship our FMC products in the United States in significant volumes, our effective state tax rate may increase and we may realize benefits from our state tax credit carryforwards.
Liquidity and Capital Resources
As of March 29, 2009, our principal sources of liquidity were cash, cash equivalents and investments of $198.4 million. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1) and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer (with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. We are in compliance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
As of March 29, 2009, we did not have any lines of credit or other similar source of liquidity.

	As of	As of
	December 30,	March 29,
	2008	2009
Cash and cash equivalents	$30,425	$15,752
Investments, short-term	197,941	182,642
Investments, long-term	—	0
Accounts receivable, net	3,354	13,105
Working capital	156,532	144,539

	Three Months	Three Months
	Ended	Ended
	March 30,	March 29,
	2008	2009
Cash flow used in operating activities	$(2,446)	$(24,335)
Cash flow (used in) derived from investing activities	(17,629)	13,828
Cash flow derived from (used in) financing activities	753	(4,166)
We enter into derivative instruments for risk management purposes only and we do not enter into derivative instruments for speculative purposes. Our derivative program does not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating our business.
We use foreign currency forward window contracts to manage our exposure to forecasted foreign currency denominated transactions based in the United Kingdom. These forward contracts are not designated as cash flow, fair value or net investment hedges under SFAS No. 133; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the expenses and transactions being hedged. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows. As of March 29, 2009, we had $2,830 in currency exchange contracts. Gains and losses, on the changes in fair value recorded to earnings for the three months ended March 29, 2009 are classified as other income and were immaterial.
On January 14, 2009, Nortel Networks announced that it and certain of its affiliates had filed for bankruptcy protection. At the time of that filing, we had outstanding invoices to Nortel Networks in the amount of $21.8 million and during the first quarter of fiscal 2009, we invoiced an additional $14.6 million related to royalties earned and services performed through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings and it is likely that a portion or all of these amounts will not be collected. Had Nortel Networks not filed for bankruptcy protection, these amounts would likely have been paid in due course in the first quarter of 2009. Cash flows for the first quarter of 2009 was negatively impacted by $28.2 million, representing the total amount of invoices due during the fiscal quarter from Nortel Networks, collection of which is subject to their bankruptcy proceedings. In connection with the announcement, Nortel Networks informed us that it will continue to purchase goods and services from us and that we are a long term partner and a key supplier to Nortel Networks. Purchases subsequent to the bankruptcy filing are under the terms of Nortel Networks’ current agreement with us. We have been collecting receivables from Nortel Networks in the ordinary course related to products and services purchased since Nortel Networks’ bankruptcy filing. We intend to work with Nortel Networks to assume its agreement with us. If Nortel Networks assumes its agreement with us, Nortel Networks would be required to become current in all of its outstanding obligations to us, including obligations outstanding prior to the bankruptcy filing date. If the agreement is not assumed, all outstanding obligations will be subject to discharge and we likely will not be able to collect these receivables in full.
During the first quarter of fiscal 2008 and fiscal 2009, we funded our operations primarily from our cash reserves.
In the first quarter of fiscal 2008, cash used in operating activities totaled $2.4 million, primarily due to a net loss and an increase in deferred revenue of $30.2 million and a decrease in accounts receivable of $3.1 million, partially offset by an accrued income tax payment of $15.5 million and a decrease in accrued expenses and other current assets of $3.6 million. Our ability to generate cash flow from operations depends in large part on the volume of our product and service billings, our ability to collect accounts receivable, time timing of tax payments, and by the growth of our operating expenses.
In the first quarter of fiscal 2009, cash used in operating activities totaled $24.3 million, primarily due to a net loss and our inability to collect $34.6 million of invoices due from Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings.
Cash flow from investing activities for the first quarter of fiscal 2008 and 2009 resulted primarily from the timing of purchases, maturities and sales of investments and purchases of property and equipment.
Cash flow from financing activities in the first quarter of fiscal 2008 consisted primarily of proceeds from the exercise of stock options. Cash flow from financing activities in the first quarter of fiscal 2009 consisted primarily of repurchases of our common stock under our initial $20 million stock repurchase program, partially offset by proceeds from the exercise of stock options.

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
During the first quarter of fiscal 2009, we repurchased 0.9 million shares of our common stock for approximately $5.2 million under the$20 million share repurchase program approved by our Board of Directors in July 2008. As of March 29, 2009, there was $1.5 million remaining under the program which terminates on July 29, 2009 or earlier if we so elect. In February 2009, our Board of Directors approved a second stock repurchase program authorizing us to purchase up to an additional $20 million of our common stock following the completion of our July 2008 program. At the latest, the second stock repurchase program terminates one year following completion of the initial stock repurchase program.
In October of 2004, we entered into a seven-year lease agreement for our headquarters facility. We are obligated to pay monthly rent through 2012.
Future minimum commitments as of March 29, 2009, under all of our operating leases are as follows:

Fiscal year:
Remainder of 2009	$1,140
2010	1,457
2011	1,438
2012	475
2013	10

$4,520

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and Indian rupee, the currencies in which our operating obligations in Cambridge, United Kingdom and Bangalore, India, are paid. We use derivative instruments to limit our expense and cash flow exposure to changes in currency exchange rates in the United Kingdom. We had currency derivative instruments outstanding in the contract amount of $2.8 million at March 29, 2009. We recorded $16,000 of other assets to recognize the change in fair value of these derivative instruments at March 29, 2009. Should we discontinue using derivative instruments to manage our earnings in the United Kingdom, fluctuations in currency exchange rates could affect our business in the future. To limit further our exposure to currency exchange rate fluctuations, we also occasionally exchange U.S. Dollars for other currencies in which we incur expenses significantly in advance of our need to make payments in those currencies. In the event of a hypothetical ten percent adverse movement in foreign currency exchange rates, taking into account our hedges described above, our losses of future earnings and assets as well as our loss of cash flows would be immaterial; however, actual effects might differ materially from this hypothetical analysis.
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents and investments totaling $228.4 million at December 28, 2008 and $198.4 million at March 29, 2009. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1) and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer (with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. We are in compliance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
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
Item 4. Changes in Internal Controls over Financial Reporting and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 29, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting occurred during the fiscal quarter ended March 29, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We derived almost all of our revenue and billings in each of the last several years from sales to a single OEM customer, Nortel Networks. Nortel Networks accounted for 95% of our revenue and 81% of our billings in the first quarter of fiscal 2009, 99% of our revenue and 93% of our billings in fiscal 2008, 99% of our revenue and 98% of our billings in fiscal 2007 and 95% of our revenue and 94% of our billings in fiscal 2006. On January 14, 2009, Nortel Networks announced that it and certain of its affiliates had filed for bankruptcy protection. At the time of that filing, we had $21.8 million in outstanding invoices to Nortel Networks and we billed an additional $14.6 million during the first quarter of fiscal 2009 related to royalties earned and services provided through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings and it is likely that a portion or all of these amounts will not be collected. As a result, we have excluded the $36.4 million of pre-bankruptcy filing outstanding invoices to Nortel Networks from accounts receivable and $36.3 million from deferred revenue as of March 29, 2009, $21.8 million from billings for the quarter and year ended December 28, 2008, and $14.6 million from billings for the quarter ended March 29, 2009. Since the date of Nortel Networks’ bankruptcy filing, we and Nortel Networks have continued to deliver products and services to Nortel Networks’ CDMA EV-DO wireless operators under the terms of Nortel Networks’ existing agreement with us. We are continuing to incur costs related to the research and development of future software releases for Nortel Networks. Although we intend to work with Nortel Networks to have our agreement assumed, there can be no assurance that Nortel Networks will assume its agreement with us or that we will recover our costs. If our agreement with Nortel Networks is assumed, Nortel Networks will be required to become current in all of its outstanding obligations to us, including obligations outstanding prior to January 14, 2009. If our agreement is not assumed, all outstanding obligations (billed and unbilled invoices) will be subject to discharge and we likely will not be able to collect these receivables in full. Should Nortel Networks not assume its agreement with us, we would cease to do business with Nortel Networks unless we could agree with Nortel Networks on the terms for a new agreement. Any new terms agreed to could be less favorable to us than our current agreement. In addition, because of Nortel Networks’ bankruptcy filing, operators may slow or discontinue their purchases of infrastructure solutions from Nortel Networks, especially new customers that have not yet established a long-term relationship with Nortel Networks , which would harm our business. In the fourth quarter of fiscal 2008, Nortel Networks announced new EV-DO business with China Telecom. We expect the first phase deployments at China Telecom to be completed in the first half of fiscal 2009. However, we believe any further expansion is unlikely. Furthermore, we anticipate that we will incur some costs related to working with Nortel Networks to assume our contract and collect our outstanding invoices. This process could be time consuming and could divert management’s attention and resources away from our business.

Even if Nortel Networks agrees to assume our contract, Nortel Networks can terminate that contract at any time and, in any event, the contract does not contain commitments for future purchases of our products. The rate at which Nortel Networks purchases products from us depends on its success in selling to operators its own EV-DO infrastructure solutions that include our products. There can be no assurance that Nortel Networks will continue to devote and invest significant resources and capital to its wireless infrastructure business or that it will be successful in the future in such business. Nortel Networks may experience disruptions in their supply chain as a result of uncertainty related to their bankruptcy filing. Nortel Networks might seek to develop internally, or acquire from a third party, alternative wireless solutions to those currently purchased from us. In addition, Nortel Networks may seek to develop an alternative solution by utilizing technology that has been developed by LG Electronics, with which Nortel Networks has a joint venture. Consolidation is common in the telecommunications industry. Should Nortel Networks merge its wireless infrastructure businesses with another telecommunications company, Nortel Networks could seek to deploy alternative solutions by utilizing technology that has been developed by the other company or cease to participate in the CDMA infrastructure business, including EV-DO. If Nortel Networks is not successful in carrying out its reorganization, Nortel Networks could have significant liquidity issues and cease to operate. We expect to derive a substantial majority of our revenue, billings and cash flow in fiscal 2009 from Nortel Networks, and therefore any adverse change in our relationship with Nortel Networks, or a significant decline or shortfall in our sales to Nortel Networks, would significantly harm our business and operating results.
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
A substantial portion of our cumulative billings for fiscal 2006, 2007 and 2008 and the first quarter of fiscal 2009 were attributable to sales of our EV-DO products by Nortel Networks to two large wireless operators in North America. Our sales of EV-DO products currently depend to a significant extent on the rate at which these operators expand and upgrade their CDMA networks. Our business and operating results would be harmed if either of these operators were to select a wireless network solution offered by a competitor or for any other reason were to discontinue or reduce the use of our products or product upgrades in their networks.
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
There are a limited number of OEMs that offer EV-DO solutions, several of which have developed their own EV-DO technology internally and, therefore, do not require solutions from us. We currently have agreements with two OEM customers. We do not expect to commence significant sales to one of these OEM customers in the immediate future because the markets for the products that we are developing for this customer are still developing. The market for our FMC products is still developing. We currently have agreements with three OEM customers to deliver our UMTS femtocell product solutions and agreements with three OEM customers to deliver our CDMA femtocell product solutions, but have not yet had any significant sales to these customers. Our operating results for the foreseeable future will depend to a significant extent on our ability to effect sales to our existing CDMA and UMTS OEM customers and to establish new OEM relationships. Our OEM customers have substantial purchasing power and leverage in negotiating pricing and other contractual terms with us. In addition, further consolidation in the communications equipment market could adversely affect our OEM customer relationships. If we fail to generate significant product and service billings through our existing OEM relationships or if we fail to establish significant new OEM relationships, we will not be able to achieve our anticipated level of sales and our results of operations will suffer.

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
On January 14, 2009, Nortel Networks announced that it and certain of its affiliates had filed for bankruptcy protection. As of March 29, 2009, we had $36.4 million of outstanding invoices to Nortel Networks related to royalties earned and services provided through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings and it is likely that a portion or all of these amounts will not be collected. Had Nortel Networks not filed for bankruptcy protection, these amounts would likely have been paid in due course in the first and second quarter of fiscal 2009. Our cash flows for the first quarter of 2009 were negatively impacted by $28.2 million and we expect our cash flows for the second quarter of 2009 will be negatively impacted by $8.2 million, representing the total billed and unbilled amounts due from Nortel Networks at the time of the filing.
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
If we are not successful in obtaining from third parties licenses to intellectual property that are required for CDMA and UMTS femtocell products that we are developing, we may not be able to expand our business as expected and our business may suffer.
The CDMA and UMTS femtocell markets are characterized by the presence of many patents held by third parties. We will need to obtain licenses from third parties for intellectual property associated with our development of CDMA and UMTS femtocell products. Any required license might not be available to us on acceptable terms, or at all. If we succeed in obtaining these licenses, but the payments under these licenses are higher than we anticipate, our costs for these products would increase and our operating results would suffer. If we failed to obtain a required license, our ability to develop CDMA and UMTS femtocell products would be impaired, we may not be able to expand our business as expected and our business may suffer.
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
Our future success depends in part on the ability of our OEM customers to sell our products to large wireless operators operating complex networks that serve large numbers of subscribers and transport high volumes of traffic. Our OEM customers operate in a highly competitive environment and may need to reduce the prices they charge for our products in order to maintain or expand their market share. We may reduce the prices we charge our OEM customers for our products in order to support their selling efforts. If our OEM customers incur shortfalls in their sales of mobile broadband solutions to their existing customers or fail to expand their customer bases to include additional operators that deploy our products in large-scale networks serving significant numbers of subscribers or if we reduce the prices we charge our OEM customers for our products, our operating results will suffer.
We depend on sole sources for certain components of our products and our business would be harmed if supplies from our sole sources were disrupted.
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
In addition, during economic downturns, customers may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant customers do not pay amounts owed to us in a timely manner or becomes unable to pay such amounts to us at a time when we have substantial amounts receivable from such customers, our cash flow and results of operations may suffer. As of March 29, 2009, Nortel Networks had outstanding invoices to us of $36.4 million subject to the bankruptcy process. We will not be able to collect on these invoices when they otherwise would have been due, and we may never be able to collect them in full, or at all.
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
GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the SEC and various other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and they could affect the reporting of transactions completed before the announcement of a change.
For example, we recognize substantially all of our revenue in accordance with SOP No. 97-2. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements and arrangements for the sale of hardware products that contain more than an insignificant amount of software. We collaborate with our OEM customers to develop and negotiate pricing for specific features for future product releases and specified software upgrades. Because we do not sell the same products and upgrades to more than one customer, we are unable to establish fair value for these products and upgrades. As a result, under SOP No. 97-2, we are required to defer most of our revenue from sales to our OEM customers until after we ship specified upgrades that were committed to the OEM customer at the time of sale. Future interpretations of existing accounting standards, including SOP No. 97-2, or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations.

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
We have sales personnel in seven countries worldwide, nearly 170 engineers and support staff in Bangalore, India and approximately 50 engineers and support staff in Cambridge, United Kingdom. We expect to continue to add personnel in foreign countries, especially at our Bangalore, India and Cambridge, United Kingdom facilities. Our international operations subject us to a variety of risks, including:
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
Our directors and executive officers and their affiliates beneficially owned a majority of our outstanding common stock as of March 29, 2009. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal 2009, we repurchased shares of our common stock as follows:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of	Yet Be Purchased
	Total Number	Average Price	Publicly	Under the
	of Shares	Paid per	Announced	Announced
Period	Purchased	Share	Program	Program
Through December 28, 2008				$6,673
December 29, 2008 – January 25, 2009	318,400	$5.43	318,400	$4,944
January 26, 2009 – February 22, 2009	329,400	$5.34	329,400	$3,185
February 23, 2009 – March 29, 2009	299,730	$5.65	299,730	$1,492

Total	947,530	$5.47	947,530	$1,492

(1)
We repurchased 947,530 shares of our common stock in the first quarter of fiscal 2009 under a Rule 10b5-1 plan pursuant to a share repurchase program, which we publicly announced on August 6, 2008. Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $20.0 million in the aggregate pursuant to the share repurchase program, which expires on July 29, 2009 or earlier if we so elect. In February 2009, our Board of Directors approved a second stock repurchase program authorizing us to purchase up to an additional $20 million of our common stock following the completion of our July 2008 program. At the latest, the second stock repurchase program terminates one year following completion of the initial stock repurchase program.

Item 6. Exhibits
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

AIRVANA, INC.
	By:	/s/ Randall S. Battat
Randall S. Battat
Date: May 6, 2009		President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey D. Glidden
Jeffrey D. Glidden
Date: May 6, 2009		Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.