Form 10-Q
period 2009-06-28
AIRVANA INC
filed 2009-08-05
CIK 1116435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of July 31, 2009 was 62,161,778.

AIRVANA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 28, 2009

PART I. Financial Information
Item 1. Condensed Consolidated Financial Statements (unaudited)
AIRVANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	December 28,	June 28,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$30,425	$19,310
Investments	197,941	176,310
Accounts receivable	3,354	9,493
Deferred product cost, current	1,913	2,618
Prepaid taxes	—	15,913
Deferred tax assets, current, net	2,168	2,167
Prepaid expenses and other current assets	2,758	4,495

Total current assets	238,559	230,306

Property and equipment	14,425	17,033
Less: accumulated depreciation and amortization	9,603	11,202

	4,822	5,831

Investments, long-term	—	15,381
Prepaid tax, long-term	—	3,543
Deferred service cost	1,300	3,874
Deferred tax assets, long term, net	956	499
Restricted investments	193	403
Goodwill and intangible assets, net	11,096	10,562
Other assets	410	421

Total assets	$257,336	$270,820

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,455	$2,746
Accrued expenses and other current liabilities	14,365	12,808
Accrued income taxes	1,897	614
Deferred revenue, current	61,310	99,500

Total current liabilities	82,027	115,668

Deferred revenue, long-term	5,550	10,685
Accrued income taxes, long-term	5,703	5,950
Other liabilities	1,174	914

Total long-term liabilities	12,427	17,549

Commitments and Contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value per share: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value per share: 350,000,000 shares authorized, 62,931,171 and 62,145,236 shares issued and outstanding at December 28, 2008 and June 28, 2009, respectively (Note 9)	63	62
Additional paid-in capital	186,824	182,782
Accumulated deficit	(24,005)	(45,241)

Total stockholders’ equity	162,882	137,603

Total liabilities and stockholders’ equity	$257,336	$270,820

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29,	June 28,	June 29,	June 28,
	2008	2009	2008	2009
Revenue:
Product	$54,784	$1,717	$60,317	$8,276
Service	4,235	3,163	6,340	5,867

Total revenue	59,019	4,880	66,657	14,143

Cost of revenue:
Product	1,314	524	1,434	868
Service	2,013	2,878	3,806	5,081

Total cost of revenue	3,327	3,402	5,240	5,949

Gross profit	55,692	1,478	61,417	8,194

Operating expenses:
Research and development	18,091	18,092	37,350	35,759
Selling and marketing	3,825	4,324	7,403	8,100
General and administrative	2,321	2,370	4,394	4,873

Total operating expenses	24,237	24,786	49,147	48,732

Operating income (loss)	31,455	(23,308)	12,270	(40,538)

Interest and other income, net	1,792	1,542	4,377	2,666

Income (loss) before income tax expense (benefit)	33,247	(21,766)	16,647	(37,872)

Income tax expense (benefit)	12,684	(7,733)	7,758	(16,636)

Net income (loss)	$20,563	$(14,033)	$8,889	$(21,236)

Net income (loss) per share:
Basic	$0.32	$(0.23)	$0.14	$(0.34)
Diluted	$0.29	$(0.23)	$0.13	$(0.34)

Weighted average common shares outstanding:
Basic	64,601	62,230	64,248	62,455
Diluted	70,763	62,230	70,398	62,455
The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 29,	June 28,	June 29,	June 28,
	2008	2009	2008	2009
Operating activities
Net income (loss)	$20,563	$(14,033)	$8,889	$(21,236)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	814	806	1,621	1,578
Amortization of intangible assets	267	267	534	534
Stock-based compensation	1,179	1,442	2,264	2,813
Deferred tax provision (benefit)	12,684	(417)	7,758	458
Excess tax benefit related to exercise of stock options	(1,497)	(504)	(1,497)	(900)
Amortization of investments	(1,149)	49	(2,410)	(472)
Amortization of leasehold incentive	(131)	(130)	(261)	(260)
Unrealized gain on forward foreign currency exchange contracts	—	(701)	—	(717)
Changes in operating assets and liabilities:
Accounts receivable	3,098	3,612	6,230	(6,139)
Deferred product and service costs	297	(1,798)	(304)	(3,279)
Prepaid taxes	618	(7,936)	115	(18,556)
Prepaid expenses and other current assets	379	(1,094)	783	(1,020)
Accounts payable	(1,647)	511	(2,214)	(1,709)
Accrued expenses and other current liabilities	1,651	2,736	(1,911)	(1,552)
Accrued income taxes	(701)	296	(15,776)	(1,036)
Deferred revenue	(32,740)	33,061	(2,582)	43,325

Net cash provided by (used in) operating activities	3,685	16,167	1,239	(8,168)

Investing activities
Purchases of property and equipment	(455)	(811)	(1,033)	(2,587)
Purchases of investments	(68,803)	(77,163)	(175,793)	(139,068)
Maturities of investments	74,504	68,065	147,809	145,790
Proceeds from sale of investments	—	—	16,631	—
Decrease (increase) in other assets	16	(5)	19	(221)

Net cash provided by (used in) by investing activities	5,262	(9,914)	(12,367)	3,914

Financing activities
Payments on long-term debt	(94)	—	(112)	—
Payments of cash dividend	(5)	—	(50)	(5)
Purchase of treasury stock	—	(3,740)	—	(8,922)
Excess tax benefit related to exercise of stock options	1,497	504	1,497	900
Proceeds from exercise of stock options	670	541	1,486	1,166

Net cash provided by (used in) financing activities	2,068	(2,695)	2,821	(6,861)
Effect of exchange rate changes on cash and cash equivalents	59	—	72	—

Net increase (decrease) in cash and cash equivalents	11,074	3,558	(8,235)	(11,115)
Cash and cash equivalents at beginning of period	24,238	15,752	43,547	30,425

Cash and cash equivalents at end of period	$35,312	$19,310	$35,312	$19,310

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$78	$38	$15,578	$2,213
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
On January 14, 2009 (the “filing date”), Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Also, on January 14, 2009, some of Nortel Network Corporation’s U.S. subsidiaries, including Nortel Networks Inc. (“Nortel Networks”), filed Chapter 11 voluntary petitions in the State of Delaware. On July 28, 2009, United States and Canadian bankruptcy courts approved a bid by Telefon AB L.M. Ericsson (“Ericsson”) to purchase Nortel Networks’s CDMA business, subject to satisfaction of regulatory and other conditions. Refer to Note 13 for a discussion of the impact of these actions on the Company.
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
Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at June 28, 2009, results of operations and cash flows for the three and six months ended June 29, 2008 and June 28, 2009. The interim results are not necessarily indicative of the results that may be expected for any other interim period or the full year.
Any material subsequent events have been considered for disclosure and recognition through the filing date of this Form 10-Q.

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
Investments and Restricted Investments
The Company determines the appropriate categorization of investments in securities at the time of purchase. As of December 28, 2008 and June 28, 2009, the Company’s investments were categorized as held-to-maturity and are presented at their amortized cost (See Note 3). The Company classifies securities on its balance sheet as short-term or long-term based on the date it reasonably expects the securities to mature or liquidate.
As of December 28, 2008 and June 28, 2009, the Company had classified $193 and $403, respectively, as long-term restricted investments on its condensed consolidated balance sheets. Refer to Note 5 for a discussion of these restricted investments.
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

When the Company performs development services that are essential to the functionality of the initial delivery of a new product where the associated revenues have been deferred due to the fact that they do not qualify as units of accounting separate from the delivery of the software, the Company defers direct and incremental development costs in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS No. 91”). The costs deferred consist of employee compensation and benefits for those employees directly involved with performing the development, as well as other direct and incremental costs. All costs incurred in excess of the related revenues are expensed as incurred. During the three months ended June 29, 2008 and June 28, 2009, the Company deferred $0 and $1,640 of direct costs incurred, respectively. During the six months ended June 29, 2008 and June 28, 2009, the Company deferred $0 and $2,594 of direct costs incurred, respectively. In connection with the termination of a customer arrangement during the three months ended June 28, 2009, the Company recorded the previously deferred revenue of $1,187 and expensed $460 of deferred costs associated with this arrangement. Direct costs included in long-term deferred service cost in the accompanying condensed consolidated balance sheets were $1,223 and $2,737 at December 28, 2008 and June 28, 2009, respectively.
Property and Equipment
Property and equipment are recorded at cost. The Company provides for depreciation by charges to operations on a straight-line basis in amounts estimated to allocate the cost of the assets over their estimated useful lives. Depreciation expense was $814 and $806 for the three months ended June 29, 2008 and June 28, 2009, respectively and $1,621 and $1,578 for the six months ended June 29, 2008 and June 28, 2009, respectively. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consisted of the following:

		As of
		December 28,	June 28,
	Estimated Useful Life	2008	2009
Computer equipment and purchased software	1.5 – 3 years	$2,513	$2,521
Test and lab equipment	3 years	4,510	7,104
Leasehold improvements	Shorter of original contractual life of the lease or 5 years	6,546	6,559
Office furniture and equipment	3 – 5 years	856	849

Total property and equipment		14,425	17,033
Less: Accumulated depreciation and amortization		(9,603)	(11,202)

		$4,822	$5,831

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

For arrangements that include annual volume commitments and pricing levels, where the associated discounts represent significant and incremental discounts and where the maximum discount to be provided can not be quantified prior to the expiration of the arrangement, the Company recognizes revenue, provided that delivery and acceptance has occurred and no other commitments such as specified upgrades are outstanding, based on the lowest pricing level stated in the arrangement. Any amounts invoiced in excess of the lowest pricing level are deferred and recognized ratably over the remaining discount period, which typically represents the greater of the PCS period or the remaining contractual period.
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
During the three months ended June 28, 2009, the Company recognized $1,187 of previously deferred revenue and $460 of associated costs as a result of the termination of a customer arrangement and cancellation of all of the Company’s remaining obligations under this arrangement.
Concentrations of Credit Risk and Significant Customers
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, restricted investments, short-term and long-term investments, accounts receivable and forward foreign currency exchange contracts. The Company maintains its cash and cash equivalents and investment accounts with two major financial institutions. The Company’s cash equivalents and investments are invested in securities with high credit ratings.
The Company’s customers are principally located in the United States, Canada, Europe and Japan. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the telecommunications industry as well as global economic conditions, management does not believe significant credit risk exists as of June 28, 2009 beyond the risks discussed below related to Nortel Networks’ bankruptcy filing and the anticipated sale of Nortel Networks’ CDMA business to Ericsson. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the telecommunications industry. Except as described below with respect to Nortel Networks, the Company believes that all of its accounts receivable are collectible and, therefore, has not provided any reserve for doubtful accounts as of December 28, 2008 or June 28, 2009.
At December 28, 2008, Nortel Networks accounted for $500 of accounts receivable that was paid in the ordinary course prior to Nortel Networks’ bankruptcy filing. In addition, at December 28, 2008, the Company had $21,818 of outstanding invoices due from Nortel Networks that it has accounted for on the cash basis; see Note 13 for further discussion. At December 28, 2008, the Company had four customers that accounted for 49%, 15%, 11% and 11% of accounts receivable, respectively. At June 28, 2009 the Company had two customers that accounted for 77% and 15% of accounts receivable, respectively. Nortel Networks accounted for 98% of revenues for the three months ended June 29, 2008. Nortel Networks and one other customer accounted for 67% and 24% of revenues, respectively, for the three months ended June 28, 2009. Nortel Networks accounted for 98% of revenues for the six months ended June 29, 2008 and 85% of revenues for the six months ended June 28, 2009.
On January 14, 2009, Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Some of Nortel Networks Corporation’s U.S. subsidiaries, including Nortel Networks, Inc., filed Chapter 11 voluntary petitions in the State of Delaware. On June 19, 2009, Nortel Networks Corporation announced the proposed “stalking horse” asset sale of its CDMA business. On July 28, United States and Canadian bankruptcy courts approved a bid by Ericsson to purchase Nortel Networks’ CDMA business, subject to satisfaction of regulatory and other conditions. See Note 13 for further discussion.
The Company is subject to credit risk under its forward foreign currency exchange contracts; see Note 6.

Segment and Geographic Information
SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision making group, as defined under SFAS No. 131, consists of the Company’s chief executive officer, chief financial officer and executive vice presidents. As of June 28, 2009, the Company views its operations and manages its business as one operating segment. The Company continues to evaluate its current and new products for their impact on reporting segments.
Export sales from the United States to unaffiliated customers are primarily to Canada, and accounted for 98% and 67% of revenues individually for the three months ended June 29, 2008 and June 28, 2009, respectively. Export sales from the United States to unaffiliated customers are primarily to Canada, and accounted for 98% and 85% of revenues individually for the six months ended June 29, 2008 and June 28, 2009, respectively.
In the first quarter of fiscal 2009, the Company completed the sale of intellectual property and goodwill from its U.K. subsidiary to the U.S. parent. Transfers between the Company and its subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.
The Company’s identifiable long-lived assets by geographic region as of December 28, 2008 and June 28, 2009 were as follows:

	December 28, 2008	June 28, 2009
United States	$5,501	$38,473
United Kingdom	12,178	1,110
Other foreign locations	1,098	931

	$18,777	$40,514

Stock-Based Compensation
As of June 28, 2009, the Company had two stock-based employee compensation plans which are more fully described in Note 9.
Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income (loss) is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for all periods presented is equal to the reported net income (loss).
Net Income Per Share
The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”), as clarified by EITF Issue No. 03-6, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF Issue No. 03-6”), which clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options, warrants and unvested common stock using the treasury stock method. Diluted weighted average shares outstanding do not include options to purchase common stock and unvested restricted shares outstanding totaling 3,883,005 and 11,809,462 for the three months ended June 29, 2008 and June 28, 2009, respectively, as their effect would have been anti-dilutive. Diluted weighted average shares outstanding do not include options to purchase common stock and unvested restricted shares outstanding totaling 3,697,708 and 11,318,459 for the six months ended June 29, 2008 and June 28, 2009, respectively, as their effect would have been anti-dilutive.

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
The Company also follows the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), an interpretation of SFAS No. 109. FIN No. 48 provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. As of December 28, 2008 and June 28 2009, the Company had $5,703 and $5,950, including interest, of unrecognized tax benefits, respectively.
Fair Value of Financial Instruments
Financial instruments consist principally of cash and cash equivalents, short-term and long-term investments, restricted investments, accounts receivable, forward foreign currency exchange contracts, accounts payable and accrued expenses. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their short-term maturities. Forward foreign currency exchange contracts are carried at fair value based on quoted market prices for financial instruments with similar characteristics. The Company’s short-term and long-term investments are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. Refer to Notes 3 and 5 for further discussion of fair value of investments.
Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, which was issued in 2001. SFAS No. 141(R) applies to all transactions in which an entity obtains control of one or more businesses and establishes principles and requirements for how the acquirer:
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
While SFAS No. 141 permitted deferred recognition of pre-acquisition contingencies until the contingency was resolved and consideration was issued or issuable, SFAS No. 141(R) requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Acquisition costs, such as legal, accounting and other professional and consulting fees, are to be expensed in the periods in which the costs are incurred and the services are received, except for costs to issue debt or equity securities. SFAS No. 141(R) was effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (“FSP”) FAS 157-2 — Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The adoption of SFAS No. 157 for the Company’s non-financial assets and liabilities did not have a material impact on its financial position or results from operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling (i.e. minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require, among other things, that a minority interest shall be clearly identified and presented within the equity section of a consolidated balance sheet and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of a consolidated statement of income. SFAS No. 160 was effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial statements.
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
FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, FSP 142-3 would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for a calendar year company). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of FSP 142-3. The adoption of FSP 142-3 did not have a material impact on the Company’s financial position or results of operations.
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

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS No. 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require fair value disclosures in all interim financial statements. FSP SFAS 107-1 and APB 28-1 were effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, the quarter ending September 5, 2009 for the Company. The implementation of this standard did not have a significant impact on the financial statements of the Company. Subsequent events through the filing date of this Form 10-Q have been evaluated for disclosure and recognition.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”), which establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards. As a result, upon adoption, all references to accounting literature in the Company’s SEC filings will be required to conform to the appropriate reference within the Codification. The Company is required to adopt SFAS No. 168 for its third quarter ending September 27, 2009. The Company does not expect the adoption of this standard to have an impact on its financial position or results of operations.
3. Investments
In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investment securities as held-to-maturity. These securities are reported at amortized cost, which approximates fair market value.
The amortized cost and estimated fair value of the Company’s investment securities was as follows:

	December 28, 2008		June 28, 2009
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Corporate debt securities	$86,140	$86,674	$47,943	$48,115
Debt securities of U.S. government agencies	111,801	112,709	143,748	143,972

	$197,941	$199,383	$191,691	$192,087

All held-to-maturity investment securities had maturities of less than one year as of December 28, 2008. Held-to-maturity investment securities of $176,310 are expected to mature in less than one year as of June 28, 2009 and $15,381 are expected to mature between one to two years as of June 28, 2009.
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
The Company intends to hold all of the securities it held as of June 28, 2009 to maturity, but will continue to monitor the creditworthiness of all securities.

As of June 28, 2009, the Company held 12 securities in an unrealized loss position totaling $12. The unrealized losses on individual securities was less than 1% of amortized cost and represented less than 1% of total amortized cost of all investments. Given the nominal amount of the unrealized loss and the creditworthiness of the issuers of the securities that were in an unrealized loss position at June 28, 2009, the Company concluded there was no other- than-temporary impairment on any of its investments. The Company noted no material declines in fair value subsequent to June 28, 2009.
As of December 28, 2008 and June 28, 2009, the Company had gross unrealized gains in its securities held of $1,442 and $407, respectively.
4. Goodwill and Intangible Assets
As of December 28, 2008 and June 28, 2009, the Company’s goodwill and acquired intangible assets consisted of the following:

	December 28, 2008
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible
Goodwill	$7,998	$—	$7,998
Developed technology	3,340	1,113	2,227
Customer relationships	1,350	563	787
Non-compete agreements	190	106	84

Total goodwill and intangible assets	$12,878	$1,782	$11,096

	June 28, 2009
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible
Goodwill	$7,998	$—	$7,998
Developed technology	3,340	1,448	1,892
Customer relationships	1,350	731	619
Non-compete agreements	190	137	53

Total goodwill and intangible assets	$12,878	$2,315	$10,562

Amortization expense on intangible assets was $267 and $267 for the three months ended June 29, 2008 and June 28, 2009, respectively. Amortization expense on intangible assets was $534 and $534 for the six months ended June 29, 2008 and June 28, 2009, respectively. The Company records amortization expense related to developed technology as a component of cost of product revenue in the accompanying consolidated statements of operations. Expected future amortization of intangible assets for fiscal periods indicated is as follows:

Fiscal year:
Remainder of 2009	$534
2010	1,026
2011	780
2012	223

$2,563

In accordance with paragraph 8 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company considered whether there were any indicators of impairment for its long-lived and intangible assets as of June 28, 2009 and determined there were none.
As it did in fiscal 2008, the Company will conduct its annual goodwill impairment test in the fourth quarter of fiscal 2009 in accordance with SFAS No. 142. In accordance with paragraph 28 of SFAS No. 142, the Company considered whether there were any indicators of impairment as of June 28, 2009 and determined there were none.

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

The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements. As of December 28, 2008 and June 28, 2009, the Company had investments disclosed in Note 3 that were valued using Level 2 inputs (significant and observable assumptions) as follows:

	December 28,	June 28,
	2008	2009
Corporate debt securities	$86,674	$48,115
Government sponsored entities	112,709	143,972

	$199,383	$192,087

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

As of June 28, 2009, the Company had $10,035 in cash equivalents in money market mutual funds that were valued using Level 1 inputs (quoted market prices for identical assets).
As of December 28, 2008 the Company had $193 of restricted investments which represented certificates of deposit that collateralize outstanding letters of credit related to certain of the Company’s facility leases. As of June 28, 2009, the Company had $403 of restricted investments which represented certificates of deposit that collateralize outstanding letters of credit related to certain of the Company’s facility leases as well as the Company’s foreign currency hedging program. The Company believes that carrying value approximates fair value based on the market rate of interest for a comparable instrument as of December 28, 2008 and June 28, 2009.
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The Company determines the fair value of these instruments using the framework prescribed by Statement No. 157, by considering the estimated amount it would receive to sell or transfer these agreements at the reporting date and by taking into account current interest rates, current currency exchange rates, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. The Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of its derivative instruments. As of June 28, 2009, the Company had $5,577 in currency exchange contracts valued using Level 2 inputs.

On December 29, 2008 the Company adopted SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for those assets and liabilities did not have a material impact on the Company’s financial position, results of operations or liquidity. The Company did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of June 28, 2009.
6. Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. During 2009, the Company began entering into derivative instruments for risk management purposes only. The Company does not enter into derivative instruments for speculative purposes. The Company’s current derivative program does not qualify for hedge accounting treatment under SFAS No. 133.
Beginning in 2009 the Company has used forward foreign currency exchange contracts to manage its exposure to forecasted foreign currency denominated transactions based in the United Kingdom. These forward contracts are not designated as cash flow, fair value or net investment hedges under SFAS No. 133; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. These derivative instruments do not subject its earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the expenses and transactions being hedged. In addition, changes in currency exchange rates related to any unhedged transactions may impact the Company’s earnings and cash flows.
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
The following table summarizes the outstanding forward foreign exchange contracts held by the Company at June 28, 2009.

		June 28, 2009
			Approximate
		Local Currency	U.S. Dollar
	Hedge Type	Amount	Equivalent
British pound	Sale	500	$826
British pound	Sale	475	785
British pound	Sale	475	785
British pound	Sale	475	785
British pound	Sale	475	785
British pound	Sale	475	785
British pound	Sale	500	826

		3,375	$5,577

The Company’s forward foreign exchange contracts are short-term and generally mature within one to six months of origination.
Realized and unrealized foreign currency gains (losses), net of hedging are accounted for in other income (expense). The Company had no forward foreign exchange contracts outstanding during the three or six months ended June 29, 2008. During the three and six months ended June 28, 2009, the Company recorded $799 and $815 of foreign exchange gains in interest and other income, net. As of June 28, 2009, the fair value of the outstanding forward foreign exchange contracts of $717 is included in prepaid expenses and other current assets which represents the unrealized gains on those contracts in the accompanying condensed consolidated balance sheet. The Company settles forward foreign exchange contracts in cash.

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
7. Income Taxes
The Company recorded an income tax benefit of $7,733 for the three months ended June 28, 2009, inclusive of discrete items. This tax benefit relates principally to losses incurred from operations in the U.S. expected to be recovered from both income generated in the U.S. during the remainder of 2009 and the carryback of any excess loss to offset taxable profits reported in prior years. The Company recorded an income tax benefit of $16,636 for the six months ended June 28, 2009, inclusive of discrete items. This tax benefit relates principally to losses incurred from operations in the U.S. expected to be recovered from both income generated in the U.S. during the remainder of 2009 and the carryback of any excess loss to offset taxable profits reported in prior years and the impact of the reduction of a valuation allowance against the Company’s U.K. net operating loss carryforwards as a result of profit realized on the sale of intellectual property and goodwill to the U.S. parent. The Company has eliminated the impact of this inter-company sale in the financial statements in accordance with the provisions of Accounting Research Bulletin No. 51, Consolidated Financial Statements. The effect of discrete items for the three months ended June 28, 2009 was a net tax expense of $4 resulting from interest recorded for unrecognized tax benefits offset by the benefit from the exercise of stock options. The effect of discrete items for the six months ended June 28, 2009 was a net tax benefit of $3,266 consisting of the benefit associated with the release of the valuation allowance on U.K. net operating losses as a result of the sale of intellectual property and goodwill noted above partially offset by net discrete tax expense from interest recorded for unrecognized tax benefits and the exercise of stock options.
For the three and six months ended June 29, 2008, the Company recorded income tax expense of $12,684 and $7,758 respectively, inclusive of discrete items. The tax expense for these periods relates principally to profits in the United States taxed at the federal and state statutory rates and the effect of losses from foreign operations for which no tax benefit could be recognized. The effect of discrete items for the three and six months ended June 29, 2008 was $47 and $66 respectively.
The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years as well as its ability to generate income in future periods. At June 28, 2009, the Company had $9,690 in gross deferred tax assets against which $7,024 in valuation allowances have been recorded related to state tax credits for which it is more likely than not that these assets will not be realized given the nature of the assets and the likelihood of future realization.
The Company adopted the provisions of FIN No. 48, an interpretation of SFAS No. 109, on January 1, 2007. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN No. 48. At June 28, 2009, the Company had $5,662 of unrecognized tax benefits, the benefit of which, if recognized, would reduce the Company’s effective tax rate. The Company does not anticipate a material change to the amount of its unrecognized tax benefits over the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At June 28, 2009, the Company had $288 of interest accrued on its unrecognized tax benefits.
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

The Emergency Economic Stabilization Act of 2008 was enacted into law on October 3, 2008. A provision of this law extended the federal research and experimental credit for expenses incurred from January 1, 2008 through December 31, 2009. The Company recognized a benefit of approximately $380 and $760 from the federal research credit for the three and six months ended June 28, 2009 respectively, compared with no benefit for the three and six months ended June 29, 2008.
The Company’s subsidiary in India has operated under a tax holiday granted to certain software companies that resulted in tax savings of $1,303 through June 28, 2009. The tax holiday is scheduled to expire in March 2010.
8. Commitments and Contingencies
The Company conducts its operations in leased facilities, and rent expense charged to operations for the three months ended June 29, 2008 and June 28, 2009 was $364 and $415, respectively. Rent expense charged to operations for the six months ended June 29, 2008 and June 28, 2009 was $707 and $805, respectively.
In connection with a lease incentive arrangement entered into as part of the Company’s headquarters lease, the Company recorded a lease incentive obligation and is amortizing that obligation as a reduction to rent expense over the term of the lease. As of December 28, 2008 and June 28, 2009, the unamortized amount was $1,696 and $1,435, respectively. During the three months ended June 29, 2008 and June 28, 2009, the Company amortized the lease incentive obligation by approximately $131 and $130, respectively. During the six months ended June 29, 2008 and June 28, 2009, the Company amortized the lease incentive obligation by approximately $261 and $260, respectively. The remaining lease incentive amounts are classified either as components of accrued expenses and other current liabilities or other liabilities based on the future timing of amortization against rent expense.
In addition, certain of the Company’s facilities operating leases contain escalating rent payments and as a result, the Company has straight-lined the rent expense associated with these leases in accordance with SFAS No. 13, Accounting for Leases.
Future minimum commitments as of June 28, 2009, under all of the Company’s leases, are as follows:

Fiscal year:
Remainder of 2009	$781
2010	1,514
2011	1,495
2012	492
2013	10

$4,292

The Company has contractual commitments that require the Company to purchase certain minimum quantities of products as of June 28, 2009.
Future minimum commitments as of June 28, 2009 are as follows:

Fiscal year:
Remainder of 2009	$3,743
2010	122
2011	100

$3,965

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
9. Stock Plans
Stock Options
As there was no public market for the Company’s common stock prior to July 19, 2007, the date of the Company’s IPO, the Company determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the six months ended June 29, 2008 was 57% and in the six months ended June 28, 2009 was 51%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments and SFAS 123(R). The expected life of options granted during the six months ended June 29, 2008 and June 28, 2009 was 6.25 years. For the six months ended June 29, 2008 and June 28, 2009, the weighted-average risk free interest rate used was 3.20% and 2.29%, respectively. The risk-free interest rate is based on a weighted average of a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although the Company paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as the Company does not currently anticipate paying cash dividends on its shares of common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123. As a result, the Company applied an estimated forfeiture rate of 4% for the six months ended June 29, 2008 and 6% for the six months ended June 28, 2009 in determining the expense recorded in its consolidated statement of operations. These rates were derived by review of the Company’s historical forfeitures since 2000.
Stock option activity under the 2007 Plan for the six months ended June 28, 2009 is summarized as follows:

				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
	Number of	Range of	Exercise Price	Contractual	Aggregate	Fair Value
	Shares	Exercise Prices	per Share	Term in Years	Intrinsic Value	per Share
Outstanding at December 28, 2008	12,729,531	$0.001–7.89	$2.94	6.68	$37,866

Granted	2,588,322	$5.22–5.93	$5.38			$5.38

Exercised	(823,322)	0.11–5.71	1.42		$3,360

Cancelled	(197,276)	$1.51–7.44	5.46

Outstanding at June 28, 2009	14,297,255	$0.001–7.89	$3.43	6.92	$39,932

Exercisable at June 28, 2009	7,603,985	$0.001–7.89	$2.17	5.47	$30,702

Options vested or expected to vest at June 28, 2009 (1)	13,822,575	$0.001–7.89	$3.37	6.84	$39,469

Available for grant at June 28, 2009	14,532,955

1.	This represents the number of vested stock options as of June 28, 2009 plus the unvested outstanding options at June 28, 2009 expected to vest in the future, adjusted for estimated forfeitures.

As of December 28, 2008, the Company had 3,750 shares of restricted stock, which became fully vested in January 2009.
For the three months ended June 29, 2008 and June 28, 2009, the Company recorded expense of $1,179 and $1,442, respectively, in connection with share-based awards and related tax benefit of approximately $184 and $308 for the three months ended June 29, 2008 and June 28, 2009, respectively. For the six months ended June 29, 2008 and June 28, 2009, the Company recorded expense of $2,264 and $2,813, respectively, in connection with share-based awards and related tax benefit of approximately $313 and $540 for the six months ended June 29, 2008 and June 28, 2009, respectively. As of June 28, 2009, future expense for non-vested stock options of $17,781 was expected to be recognized over a weighted-average period of 2.81 years.
The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants for the three and six months ended June 29, 2008 and June 28, 2009, which were allocated as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 28,	June 29,	June 28,
	2008	2009	2008	2009
Cost of service revenue	$49	$105	$111	$188
Research and development	684	810	1,355	1,635
Selling and marketing	274	284	497	534
General and administrative	172	243	301	456

Total stock-based compensation	$1,179	$1,442	$2,264	$2,813

Common Stock Repurchase Plans
In July 2008, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s common stock over the following 12 months. This share repurchase program was scheduled to terminate on July 29, 2009 or earlier if the Company had so elected. The purchases of common stock were executed periodically on the open market, as market conditions warranted, under a Rule 10b5-1 plan, which the Company entered into in August 2008 and which permitted shares to be repurchased when the Company might otherwise have been precluded from doing so under insider trading laws. The Company completed its initial stock repurchase program in April 2009.
In February 2009, the Company’s board of directors authorized a second stock repurchase program authorizing the Company to purchase up to an additional $20,000 of the Company’s common stock following the completion of the initial stock repurchase program. The second stock repurchase program terminates in April 2010 or earlier if the Company so elects.
The following table summarizes the Company’s repurchases under the initial stock repurchase program for the six months ended June 28, 2009.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of	Yet Be Purchased
	Total Number	Average Price	Publicly	Under the
	of Shares	Paid per	Announced	Announced
Period	Purchased	Share	Program	Program
Through December 28, 2008				$6,673
December 29, 2008 — January 25, 2009	318,400	$5.43	318,400	$4,944
January 26, 2009 — February 22, 2009	329,400	$5.34	329,400	$3,185
February 23, 2009 — March 29, 2009	299,730	$5.65	299,730	$1,492
March 30, 2009 — April 26, 2009	206,918	$5.80	206,918	$292
April 27, 2009 — May 24, 2009	51,061	$5.69	51,061	$—

Total	1,205,509	$5.54	1,205,509	$—

The following table summarizes the Company’s repurchases under the second stock repurchase program for the six months ended June 28, 2009.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of	Yet Be Purchased
	Total Number	Average Price	Publicly	Under the
	of Shares	Paid per	Announced	Announced
Period	Purchased	Share	Program	Program
				$20,000
December 29, 2008 — January 25, 2009	—	$—	—	$20,000
January 26, 2009 — February 22, 2009	—	$—	—	$20,000
February 23, 2009 — March 29, 2009	—	$—	—	$20,000
March 30, 2009 — April 26, 2009	—	$—	—	$20,000
April 27, 2009 — May 24, 2009	188,482	$5.33	188,482	$18,995
May 25, 2009 — June 28, 2009	215,266	$5.77	215,266	$17,753

Total	403,748	$5.57	403,748	$17,753

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
The Company made a commitment for a specified future software upgrade in April 2005, which the Company refers to as its April 2005 specified upgrade. The Company delivered the April 2005 specified upgrade in April 2007. The Company committed to a subsequent specified upgrade in September 2006, which the Company refers to as its September 2006 specified upgrade. The Company delivered the September 2006 specified upgrade in November 2007. The Company committed to an additional subsequent specified upgrade in June 2007, which the Company refers as its June 2007 specified upgrade. The Company delivered the June 2007 specified upgrade in June 2008. The Company committed to an additional subsequent specified upgrade in December 2007, which the Company refers to as its December 2007 specified upgrade. The Company delivered the December 2007 specified upgrade in the fourth quarter of fiscal 2008. The Company has outstanding commitments to additional specified upgrades committed to in July 2008, October 2008 and May 2009, which the Company refers to as its July 2008 specified upgrade, its October 2008 specified upgrade and its May 2009 specified upgrade, respectively. The Company expects to deliver the July 2008 and October 2008 specified upgrades in fiscal 2009 and the May 2009 specified upgrade in the first half of fiscal 2010.
At December 28, 2008 and June 28, 2009, other deferred revenue primarily related to sales and development services for the Company’s new fixed-mobile convergence related products.

Deferred revenue and deferred product and service costs at December 28, 2008 consisted of the following:

	Current	Long-Term	Total
Deferred revenue related to December 2007 specified upgrade	$7,397	$—	$7,397
Deferred revenue related to July 2008 specified upgrade	37,775	—	37,775
Deferred revenue related to October 2008 specified upgrade	13,663	—	13,663
Other deferred revenue	2,475	5,550	8,025

Total deferred revenue	$61,310	$5,550	$66,860

Deferred product cost related to December 2007 specified upgrade	$79	$—	$79
Deferred product cost related to July 2008 specified upgrade	742	—	742
Deferred product cost related to October 2008 specified upgrade	566	—	566
Other deferred product and service costs	526	1,300	1,826

Total deferred product and service costs	$1,913	$1,300	$3,213

Deferred revenue and deferred product and service costs at June 28, 2009 consisted of the following:

	Current	Long-Term	Total
Deferred revenue related to July 2008 specified upgrade	$37,775	$—	$37,775
Deferred revenue related to October 2008 specified upgrade	47,192	—	47,192
Deferred revenue related to May 2009 specified upgrade	13,327	—	13,327
Other deferred revenue	1,206	10,685	11,891

Total deferred revenue	$99,500	$10,685	$110,185

Deferred product cost related to July 2008 specified upgrade	$742	$—	$742
Deferred product cost related to October 2008 specified upgrade	1,248	—	1,248
Deferred product cost related to May 2009 specified upgrade	228	—	228
Other deferred product and service costs	400	3,874	4,274

Total deferred product and service costs	$2,618	$3,874	$6,492

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 28,	June 28,
	2008	2009
Payroll and payroll-related accruals	$9,497	$8,080
Accrued rent expense	603	598
Accrued legal fees	161	181
Accrued audit and tax	722	378
Accrued royalties	1,644	1,857
Other accruals	1,738	1,714

	$14,365	$12,808

12. Related Party Transactions
The Company has an agreement with Qualcomm Incorporated (“Qualcomm”) under which it licenses software for use in the development of infrastructure equipment. The Company also has a supply and distribution agreement with Qualcomm relating to the Company’s ipBTS products. The Company paid Qualcomm approximately $544 during the three months ended June 29, 2008 and $401 during the three months ended June 28, 2009 in upfront license payments, royalties and component purchases under its license and supply agreements with Qualcomm. The Company paid Qualcomm approximately $924 during the six months ended June 29, 2008 and $852 during the six months ended June 28, 2009 in upfront license payments, royalties and component purchases under its license and supply agreements with Qualcomm. During the three months ended June 29, 2008 and during the three months ended June 28, 2009, Qualcomm paid the Company $406 and $30, respectively, for prototype purchases and development services. During the six months ended June 29, 2008 and during the six months ended June 28, 2009, Qualcomm paid the Company $406 and $1,030, respectively, for prototype purchases and development services. Amounts due to Qualcomm of $574 and $970 were included in accrued expenses and other current liabilities as of December 28, 2008 and June 28, 2009, respectively.

In January 2009, the Company entered into a development agreement with Qualcomm to develop and commercialize certain EV-DO software products. The fees paid by Qualcomm under this agreement are potentially subject to refund as royalties on future sales of this developed product, if and when development and commercialization occur. During 2008 and the first half of fiscal 2009, Qualcomm paid a total of $3,000 of development fees related to this project, which were classified as long-term deferred revenue as of June 28, 2009.
As of December 28, 2008, Qualcomm owned 9.2% of the Company’s outstanding common stock. As of June 28, 2009, Qualcomm owned 9.4% of the Company’s outstanding common stock.
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
Substantially all of the Company’s current billings and revenue are derived from Nortel Networks. Pre-bankruptcy filing outstanding invoices to Nortel Networks as of December 28, 2008 and June 28, 2009 totaled $21,818 and $36,442, respectively. Collection of these invoices will be subject to Nortel Networks’ bankruptcy proceedings, and the Company is not able to estimate how much, if any, of these invoices will be collected. As such, the Company has elected to treat these invoices on a cash basis. Invoices outstanding as of the bankruptcy filing date are not reflected in the Company’s Balance Sheets as of December 28, 2008 and June 28, 2009.
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
On June 19, 2009, Nortel Networks Corporation announced the proposed “stalking horse” asset sale of its CDMA business to Nokia Siemens Networks B.V. (“Nokia”), a global wireless network infrastructure provider. Two additional entities were qualified by Nortel Networks Corporation to bid with Nokia in an auction to purchase the CDMA business. The auction was held on July 24, 2009. On July 28, 2009, the United States and Canadian bankruptcy courts approved a bid for Nortel Networks’ CDMA business by Ericsson, another global wireless network infrastructure provider, subject to satisfaction of regulatory and other conditions. The Company expects Nortel Networks Corporation and Ericsson to close the purchase in September or October 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include any expectation of earnings, revenues, billings or other financial items; development of femtocell alliances and shipments; statements related to the effect of Nortel Networks’ bankruptcy or the anticipated sale of Nortel Networks’ CDMA business to Ericsson; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Most of our current products are based on a wireless communications standard known as CDMA2000 1xEV-DO, or EV-DO. In 2002, we began delivering commercial infrastructure products based on the first generation EV-DO standard known as Rev 0. The second generation EV-DO standard is known as Rev A, and supports push-to-talk, Voice-over-IP, or VoIP, and faster Internet services. We delivered our first Rev A software release in April 2007. Prior to 2008, most of our EV-DO sales were driven by operator deployments focused on coverage — with operators extending their broadband services across larger portions of their subscriber geographies. Data traffic and service revenue growth continues to outpace voice growth at many major wireless operators around the world. Our EV-DO sales in 2008 and the first half of 2009 were driven by capacity growth as operators looked to expand their capacity to accommodate increased data traffic fueled by greater consumer use of handheld devices, web browsing and 3G multimedia applications, although operators in some markets continue to deploy our products to expand coverage. Over the longer term, we expect our EV-DO sales to continue to be driven by capacity growth as operators acquire more broadband subscribers that consume more broadband data.
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
We were founded in March 2000 and sold our first product in the second quarter of fiscal 2002. Our growth has been driven primarily by sales through our OEM customers to wireless operators already using our EV-DO products as they increase the capacity and geographic coverage of their networks, and by an increase in the number of wireless operators that decide to deploy our EV-DO products on their networks. We have sold approximately 60,000 channel card licenses for use by over 70 operators worldwide.
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
In August 2007, we entered into an agreement with Nokia Siemens Networks to certify interoperability of our UMTS femtocell product with Nokia Siemens Networks’ femtocell gateway product. We and Nokia Siemens Networks plan to provide a joint solution to operators, and cooperate in joint marketing, sales and support programs. The agreement is non-exclusive and sets forth the terms under which we may use their proprietary interface specifications of their products.
In September 2007, we entered into an agreement with Nortel Networks Inc., or Nortel Networks, amending certain provisions of the Development and Purchase and Sale Agreement for CDMA High Data Rate (1xEV-DO) Products, dated as of October 1, 2001, between us and Nortel Networks, in which we agreed to pricing for our products and services, including pricing for software products and upgrades that were under development at the time and were subsequently delivered in June 2008.
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

In June 2008, we entered into an agreement with Alcatel-Lucent to develop an integrated IP Multimedia Subsystem, or IMS, femtocell solution for CDMA network operators that combines Airvana’s femtocell access point and femtocell network gateway with Alcatel-Lucent’s IMS core network infrastructure. The development agreement was terminated by Alcatel-Lucent in the second quarter of fiscal 2009.
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
In June 2009, we entered into a global reseller agreement with a multinational infrastructure provider to supply and support our femtocell service manager and UAG products. The agreement is non-exclusive and sets forth the terms and conditions under which the customer may purchase our FMC products. The initial term of the agreement extends through May 2012.
In June 2009, we entered into an agreement with a multinational infrastructure provider for the licensing and support of our femtocell service manager. The agreement is non-exclusive and sets forth the terms and conditions under which the customer may purchase our product. The initial term of the agreement extends through June 2014, with automatic annual renewals, unless either party gives 90 days notice of its intent not to renew.
In June 2009, we entered into a master purchase agreement with Sprint/United Management Company, or (Sprint,) to supply and support femtocell products. Under the agreement, we will provide our HubBub CDMA femtocell for Sprint’s commercial 3G femtocell service offerings. The agreement is non-exclusive and sets forth the terms and conditions under which Sprint may purchase our femtocell product and services. The term of the agreement extends through December 2014.
Our Development and Purchase Agreement for CDMA High Data Rate (1xEV-DO) Products with Nortel Networks is subject to rejection and discharge in Nortel Networks’ bankruptcy. United States and Canadian bankruptcy courts recently have approved a bid by Telefon AB L.M. Ericsson, or Ericsson, to purchase Nortel Networks’ CDMA business. We intend to work to have our agreement with Nortel Networks assumed, but we may not be successful in having our agreement assumed without concession, or at all.
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
Product Revenue. Our product revenue is principally currently derived from the sale of our EV-DO mobile network products that are used by wireless operators to provide mobile broadband services. These products include four major components: base stations or OEM base station channel cards; radio network controllers; network management systems; and software upgrades to the OEM’s installed base. We have sold OEM base station channel cards both as hardware/software combinations and as software licenses when the OEM customer chooses to have the hardware manufactured for it by a third party. Radio network controllers, or RNCs, and network management systems are usually sold as software licenses as the OEM customer procures off-the-shelf hardware from third party suppliers. Almost all of our revenue and product and service billings to date have been derived from sales of our EV-DO products through our OEM agreement with Nortel Networks. Revenue from our FMC products have not been material to date.
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
Our product revenue in fiscal 2006 consisted primarily of software license fees and hardware shipments to our primary OEM customer from fiscal 2002 through the first quarter of fiscal 2005, which is when we made an additional commitment for a specified future software upgrade. We refer to that software upgrade as our April 2005 specified upgrade or software version 4.0. In the first quarter of fiscal 2007, we delivered software version 4.0. As a result, we recognized product revenue of $141.5 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from April 2005 through September 2006, which is when we made another commitment for a specified future software upgrade. We refer to that software upgrade as our September 2006 specified upgrade or software version 5.0. In the fourth quarter of fiscal 2007, we delivered software version 5.0. As a result, we recognized product revenue of $137.4 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from September 2006 through June 2007, which is when we made another commitment for a specified future software upgrade. We refer to that software upgrade as the June 2007 specified upgrade or software version 6.0. In the second quarter of fiscal 2008, we delivered software version 6.0. As a result, we recognized product revenue of $59.0 million that consisted primarily of billings from software license fees to our primary OEM customer from June 2007 through December 2007, when we made another commitment for a specified future software upgrade. We refer to that software upgrade as the December 2007 specified upgrade or software version 7.0. In the fourth quarter of fiscal 2008, we delivered software version 7.0. As a result, we recognized product revenue of $57.1 million that consisted primarily of billings from software license fees to our primary OEM customer from December 2007 through July 2008, when we made another commitment for a specified future software upgrade. We refer to that software upgrade as the July 2008 specified upgrade or software version 8.0. In October 2008, we made another commitment for a specified software upgrade, which we refer to as the October 2008 specified upgrade or software version 8.1. As of June 28, 2009, there were two specified software upgrades that we had not yet delivered, software versions 8.0 and 8.1, both of which we expect to deliver in the second half of fiscal 2009. We committed to an additional subsequent specified upgrade in May 2009, which we refer to as our May 2009 specified upgrade. We expect to deliver the May 2009 specified upgrade in the first half of fiscal 2010.
Service Revenue. Our service revenue is derived from support and maintenance services, which we refer to as post-contract customer support, or PCS, for our EV-DO products and other professional services, including training. Our support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in our software. Our annual support and maintenance fees are based on a fixed-dollar amount associated with, or a percentage of the initial sales price for, the applicable hardware and software products. Included in the price for the product, we provide maintenance and support during our product warranty period, which is two years for our base station channel cards and one year for our software products.
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
Our product and service billings were $26.3 million in the second quarter of fiscal 2008 and $64.1 million in the first half of fiscal 2008 and $37.9 million in the second quarter of fiscal 2009 and $57.5 million in the first half of fiscal 2009. Product and service billings to Nortel Networks were 92% of billings in the second quarter of fiscal 2008, 96% of billings in the first half of fiscal 2008, 94% of billings in the second quarter of fiscal 2009 and 90% of billings in the first half of fiscal 2009.
The following table reconciles revenue to product and service billings:

	Three Months Ended		Six Months Ended
	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009
	(dollars in thousands)
Revenue	$59,019	$4,880	$66,657	$14,143
Deferred revenue, at end of period	77,396	110,185	77,396	110,185
Less: deferred revenue, at beginning of period	(110,136)	(77,124)	(79,978)	(66,860)

Product and service billings	$26,279	$37,941	$64,075	$57,468

Deferred Revenue
Product and service billings for invoiced shipments and software license fees, and related maintenance services, as well as non-recurring engineering and other development services for which revenue is not recognized in the current period are recorded as deferred revenue. Deferred revenue increases each fiscal period by the amount of product and service billings that are deferred in the period and decreases by the amount of revenue recognized in the period. We classify deferred revenue that we expect to recognize during the next twelve months as current deferred revenue on our balance sheet and the remainder as long-term deferred revenue. As of June 28, 2009, $99.5 million of deferred revenue was included in current liabilities and $10.7 million of deferred revenue was included in long-term liabilities.

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
Some of the technology that we incorporate into our EV-DO products and sell to Nortel Networks is licensed from Qualcomm. Qualcomm recently undertook an audit of the royalties that we paid to Qualcomm in respect of the EV-DO products that we sold between 2003 and 2007. Qualcomm concluded the audit in the first quarter of fiscal 2009 and determined that we do not owe Qualcomm any additional royalties beyond the amounts we had accrued.
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
Deferred Product and Service Costs
Cost related to product billings for invoiced shipments and software-only license fees for which revenue is not recognized in the current period is recorded as deferred product cost. In addition, when we perform development services that are essential to the functionality of the initial delivery of a new product where the associated revenues have been deferred due to the fact that they do not qualify as units of accounting separate from the delivery of the software, we defer direct and incremental development costs in accordance with Statement of Financial Accounting Standards, or SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases. The costs deferred consist of employee compensation and benefits for those employees directly involved with performing the development, as well as other direct and incremental costs. All costs incurred in excess of the related revenues are expensed as incurred. Deferred product and service costs increases each fiscal period by the amount of product and service costs associated with product and service billings that are deferred in the period and decreases by the amount of product and service costs associated with revenue recognized in the period. We classify deferred product cost that we expect to recognize during the next twelve months as current deferred product and service costs on our balance sheet. As of June 28, 2009, $2.6 million of deferred product cost was included in current assets and $3.9 million of deferred service cost was included in long-term assets.
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
Due to Nortel Networks’ bankruptcy filing on January 14, 2009, we excluded $14.6 million of pre-bankruptcy filing outstanding invoices to Nortel Networks from billings for the six months ended June 28, 2009. As a result, our gross profit on billings was reduced by the same amount for the six months ended June 28, 2009.
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
Stock-Based Compensation Expense
We adopted the requirements of SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) addresses all forms of shared-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value.
Based on current stock option grants, we expect to recognize a future expense for non-vested options of $17.8 million over a weighted-average period of 2.81 years as of June 28, 2009. We expect stock-based compensation expense will increase for the foreseeable future as we expect to continue to grant stock-based incentives to our employees.
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
Due to the Nortel Networks’ bankruptcy filing on January 14, 2009, we excluded $36.4 million of pre-bankruptcy filing outstanding invoices to Nortel Networks from accounts receivable as of June 28, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings, and as a result, we cannot determine when we may collect these amounts, if at all. These amounts will be treated on a cash basis, if and when collected. Cash flows for the first quarter of 2009 were negatively impacted by $28.2 million, and cash flows for the second quarter of fiscal 2009 were negatively impacted by $8.2 million as a result of Nortel Networks’ bankruptcy filing.
Cash and Investments
We had unrestricted cash and cash equivalents and investments totaling $228.4 million as of December 28, 2008 and $211.0 million as of June 28, 2009. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1), and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer (with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. We are in compliance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.

We enter into derivative instruments for risk management purposes only and we do not enter into derivative instruments for speculative purposes. Our derivative program does not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. To limit further our exposure to currency exchange rate fluctuations, we also occasionally exchange U.S. Dollars for other currencies in which we incur expenses significantly in advance of our need to make payments in those currencies.
We use forward foreign currency exchange contracts to manage our exposure to forecasted foreign currency denominated transactions based in the United Kingdom. These forward contracts are not designated as cash flow, fair value or net investment hedges under SFAS No. 133; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the expenses and transactions being hedged. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows. As of June 28, 2009, we had $5.6 million in currency exchange contracts. Gains and losses on the changes in fair value recorded to earnings for the six months ended June 28, 2009, amounting to $815,000 and $799,000, respectively, for the three months ended June 28, 2009 were classified as other income.
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
Given the nature of our business, the majority of our sales are generated through multiple-element arrangements comprised of a combination of products, maintenance and support services and, importantly, specified product upgrades. We have established a business practice of negotiating with OEMs the pricing for future purchases of new product releases and specified software upgrades. We expect that we will release one or more optional specified upgrades annually. To determine whether these optional future purchases are elements of current purchase transactions, we assess whether such new products or specified upgrades will be offered to the OEM customer at a price that represents a significant and incremental discount to current purchases. Because we sell uniquely configured products through each OEM customer, we do not maintain a list price for our products and specified software upgrades. Additionally, as we do not sell these products and upgrades to more than one customer, we are unable to establish VSOE of fair value for these products and upgrades. Consequently, we are unable to determine if the license fees we charge for the optional specified upgrades include a significant and incremental discount. As such, we defer all revenue related to current product sales, software-only license fees, maintenance and support services and professional services until all specified upgrades committed at the time of shipment have been delivered. For example, we recognize deferred revenue from sales to an OEM customer only when we deliver a specified upgrade that we had previously committed. However, when we commit to an additional upgrade before we have delivered a previously committed upgrade, we defer all revenue from product sales after the date of such commitment until we deliver the additional upgrade. Any revenue that we have deferred prior to the additional commitment is recognized after the previously committed upgrade is delivered.
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

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, we classify the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. We record reimbursable out-of-pocket expenses in both product and services revenues and as a direct cost of product and services in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, or (EITF 01-14). For fiscal 2008 and the first half of fiscal 2009, shipping and handling and reimbursable out-of-pocket expense were not material.
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
During the three months ended June 28, 2009, we recognized $1.2 million of previously deferred revenues as a result of the termination of a customer arrangement and cancellation of all of our remaining obligations under that arrangement.
Investments and Restricted Investments
We determine the appropriate categorization of investments in securities at the time of purchase. As of December 28, 2008 and June 28, 2009, our investments were categorized as held-to-maturity and are presented at their amortized cost. We classify securities on our balance sheet as short-term or long-term based on the date we reasonably expect the securities to mature or liquidate.
As of June 28, 2009, we held 12 securities in an unrealized loss position totaling less than $12,000. The unrealized losses on these individual securities were less than 1% of amortized cost and represented less than 1% of total amortized cost of all investments. Given the creditworthiness of the issuers of the securities that are in an unrealized loss position at June 28, 2009, we concluded there is no other-than-temporary impairment on any of these investments. We noted no material declines in fair value subsequent to June 28, 2009.
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

As there was no public market for our common stock prior to July 19, 2007, the date of our IPO, we determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the six months ended June 29, 2008 was 57% and in the six months ended June 28, 2009 was 51%. The expected life of options was determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payments and SFAS 123(R). The expected life of options granted during the six months ended June 29, 2008 and June 28, 2009 was 6.25 years. For the six months ended June 29, 2008 the weighted-average risk free interest rates used was 3.20% and for the six months ended June 28, 2009 the weighted-average risk free interest rates used was 2.29%. The risk-free interest rate is based on a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although we paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as we do not currently anticipate paying cash dividends on our common stock in the future. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123. As a result, we applied an estimated forfeiture rate of 4% for the six months ended June 29, 2008 and 6% for the six months ended June 28, 2009 in determining the expense recorded in our consolidated statements of operations. These rates were derived by review of our historical forfeitures since 2000.
For the second quarter of fiscal 2008 we recorded an expense of $1.2 million for share-based awards and a related tax benefit of approximately $184,000. For the second quarter of fiscal 2009 we recorded an expense of $1.4 million for share-based awards and a related tax benefit of approximately $308,000. For the first half of fiscal 2008 we recorded an expense of $2.3 million for share-based awards and a related tax benefit of approximately $313,000. For the first half of fiscal 2009 we recorded an expense of $2.8 million for share-based awards and a related tax benefit of approximately $540,000. As of June 28, 2009, future expense for non-vested stock options of $17.8 million was expected to be recognized over a weighted-average period of 2.81 years.
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
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, which is an interpretation of SFAS No. 109. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. We adopted the provisions of FIN No. 48 on January 1, 2007. We did not recognize any liability for unrecognized tax benefits as a result of adopting FIN No. 48 as of January 1, 2007. Our FIN No. 48 liability, including interest, was $5.7 million at December 28, 2008 and $6.0 million at June 28, 2009. During the six months ended June 29, 2008, we recognized interest on uncertain tax liabilities of $94,000. During the six months ended June 28, 2009, we recognized interest on uncertain tax liabilities of $105,000.

Results of Operations
Comparison of Three Months Ended June 29, 2008 and June 28, 2009
Revenue and Product and Service Billings

	Three Months Ended		Period-to-Period
	June 29, 2008	June 28, 2009	Change
	(dollars in thousands)
Revenue	$59,019	$4,880	$(54,139)
Deferred revenue, end of period	77,396	110,185
Less: deferred revenue, beginning of period	(110,136)	(77,124)

Product and service billings	$26,279	$37,941	$11,662

Our revenue for the second quarter of fiscal 2009 was derived principally from maintenance and support services performed during the quarter as well as other service revenue associated with the termination of our development agreement with Alcatel-Lucent. Our revenue for the first quarter of fiscal 2009 also consisted of the ratable recognition of software license revenue related to the delivery of our December 2007 specified upgrade to Nortel Networks in the fourth quarter of fiscal 2008. As we are not able to assert VSOE of fair value on our maintenance services, we recognize Nortel Networks-related software revenue ratably over the warranty period, provided that there are no other outstanding commitments or upgrades. Our revenue for the second quarter of fiscal 2008 was derived principally from the ratable recognition of software license revenue related to the delivery of our June 2007 specified upgrade to Nortel Networks in the second quarter of fiscal 2008. Our revenue for the second quarter of fiscal 2008 was also derived from maintenance and support services performed during the quarter.
The increase in our product and service billings for the second quarter of fiscal 2009, as compared to the second quarter of fiscal 2008, was due primarily to higher RNC volumes in the second quarter of fiscal 2009 due to new coverage deployments as well as expansion of existing deployments in operators networks as compared to the first quarter of fiscal 2008.
Cost of Revenue and Cost Related to Product and Service Billings

	Three Months Ended		Period-to-Period
	June 29, 2008	June 28, 2009	Change
	(dollars in thousands)
Cost of revenue	$3,327	$3,402	$75
Deferred product and service cost, end of period	1,354	6,492
Less: deferred product and service cost, beginning of period	(1,651)	(4,694)

Cost related to product and service billings	$3,030	$5,200	$2,170

Cost of revenue in the second quarter of fiscal 2009 was flat as compared to the second quarter of fiscal 2008 due primarily to a decrease in royalty costs of $0.9 million related to the decrease in software license revenue offset by an increase in cost of service revenue of $0.3 million associated with an increase in customer service headcount to support a larger installed base of product as well as recognition of $0.5 million previously deferred direct development costs associated with the termination of our development agreement with Alcatel-Lucent.
The increase in cost related to product and service billings was due primarily to direct development costs associated with our development arrangements with Hitachi and Alcatel-Lucent.

Gross Profit and Gross Profit on Billings

	Three Months Ended		Period-to-Period
	June 29, 2008	June 28, 2009	Change
	(In thousands)
Gross profit	$55,692	$1,478	$(54,214)
Deferred revenue, at end of period	77,396	110,185
Less: Deferred revenue, at beginning of period	(110,136)	(77,124)
Deferred product and service cost, at beginning of period	1,651	4,694
Less: Deferred product and service cost, at end of period	(1,354)	(6,492)

Gross profit on Billings	$23,249	$32,741	$9,492

The decrease in gross profit was due primarily to a decrease in revenue of $54.1 million to $4.9 million in the second quarter of fiscal 2009. We expect gross profit on our revenue to continue to fluctuate significantly in the future due to the time period between commitments for future software upgrades and the volume of sales in those time intervals.
Gross profit on Billings increased primarily due to an increase in product and service billings of $11.7 million to $37.9 million in the second quarter of fiscal 2009, partially offset by an increase in cost related to product and service billings of $2.2 million to $5.2 million in the second quarter of fiscal 2009.
Operating Expenses

			Period-to-Period
	Three Months Ended		Change
	June 29, 2008	June 28, 2009	Amount	Percentage
	(dollars in thousands)
Research and development	$18,091	$18,092	$1	0.0%
Sales and marketing	3,825	4,324	499	13.0%
General and administrative	2,321	2,370	49	2.0%

Total operating expenses	$24,237	$24,786	$549	2.3%

Research and Development. Research and development expense was flat in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. We expect research and development expense to remain relatively flat through the remainder of fiscal 2009.
Sales and Marketing. The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense of $0.4 million associated with an increase in the number of sales, marketing and customer service employees to expand our international presence and support our new FMC products, which we expect to be sold to a larger base of OEMs and operators than our EV-DO products
General and Administrative. General and administrative expense was flat in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. We expect general and administrative expense to remain relatively flat through the remainder of fiscal 2009.

Operating Profit (Loss) and Operating (Loss) Profit on Billings

	Three Months Ended		Period-to-Period
	June 29, 2008	June 28, 2009	Change
	(In thousands)
Operating profit (loss)	$31,455	$(23,308)	$(54,763)
Deferred revenue, at end of period	77,396	110,185
Less: Deferred revenue, at beginning of period	(110,136)	(77,124)
Deferred product and service cost, at beginning of period	1,651	4,694
Less: Deferred product and service cost, at end of period	(1,354)	(6,492)

Operating (loss) profit on billings	$(988)	$7,955	$8,943

The decrease in operating profit was due primarily to the decrease in our gross profit, described above, offset by the small increase in our operating expenses, described above.
The increase in operating profit on Billings was due to the increase in our gross profit on Billings, described above, offset by the small increase in our operating expenses, described above.
Interest Income, Net. Interest income, net, primarily consists of interest generated from the investment of our cash balances. The decrease in interest income from $1.8 million in the second quarter of fiscal 2008 to $1.5 million in the second quarter of fiscal 2009 was due primarily to lower interest rates and returns on investments coupled with lower average cash balances, partially offset by gains of $815,000 relating to our hedging program.
Income Taxes. We recognized a tax benefit of $7.7 million in the second quarter of fiscal 2009 primarily related to losses incurred from operations in the United States expected to be recovered from both income generated in the U.S. during the remainder of 2009 and the carryback of any excess loss to offset taxable profits reported in prior years. We recorded income tax expense of $12.7 million in the second quarter of fiscal 2008 relating principally to profits in the United States taxed at the federal and state statutory rates and the effect of losses from foreign operations for which no tax benefit could be recognized.
When we begin to ship our FMC products in the United States in significant volumes, our effective state tax rate may increase and we may realize benefits from our state tax credit carryforwards.
Comparison of Six Months Ended June 29, 2008 and June 28, 2009
Revenue and Product and Service Billings

	Six Months Ended		Period-to-Period
	June 29, 2008	June 28, 2009	Change
	(dollars in thousands)
Revenue	$66,657	$14,143	$(52,514)
Deferred revenue, end of period	77,396	110,185
Less: deferred revenue, beginning of period	(79,978)	(66,860)

Product and service billings	$64,075	$57,468	$(6,607)

Our revenue for the first half of fiscal 2009 was derived principally from the ratable recognition of software license revenue related to the delivery of our December 2007 specified upgrade to Nortel Networks in the fourth quarter of fiscal 2008. As we are not able to assert VSOE of fair value on our maintenance services, we recognize Nortel Networks-related software revenue ratably over the warranty period, provided that there are no other outstanding commitments or upgrades outstanding at the time of shipment. Our revenue for the first half of fiscal 2009 also consists of maintenance and support services performed during the quarter as well as recognition of other service revenue associated with the termination of our development agreement with Alcatel-Lucent. Our revenue for the first half of fiscal 2008 was derived principally from the ratable recognition of software license revenue related to the delivery of our June 2007 specified upgrade to Nortel Networks in the second quarter of fiscal 2008. Our revenue for the first half of fiscal 2008 was also derived from maintenance and support services performed during the quarter.

The decrease in our product and service billings for the first half of fiscal 2009, as compared to the first half of fiscal 2008, was due primarily to the exclusion of $14.6 million of pre-bankruptcy filing outstanding invoices to Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings partially offset by higher RNC sales volumes in the first half of fiscal 2009 due to new coverage deployments as well as expansion of existing deployments by operators as compared to the first half of fiscal 2008.
Cost of Revenue and Cost Related to Product and Service Billings

	Six Months Ended		Period-to-Period
	June 29, 2008	June 28, 2009	Change
	(dollars in thousands)
Cost of revenue	$5,240	$5,949	$709
Deferred product and service cost, end of period	1,354	6,492
Less: deferred product and service cost, beginning of period	(1,050)	(3,213)

Cost related to product and service billings	$5,544	$9,228	$3,684

Cost of revenue in the first half of fiscal 2009 increased as compared to the second quarter of fiscal 2008 due primarily to an increase in cost of service revenue of $0.9 million associated with an increase in customer service headcount to support a larger installed base of product as well as the recognition of direct development costs of $0.5 million associated with the termination of our development agreement with Alcatel-Lucent, partially offset by a decrease in royalty costs of $0.9 million related to the decrease in software license revenue recognized in the first half of fiscal 2009 as compared to the first half of fiscal 2008.
The increase in cost related to product and service billings was due primarily to direct development costs associated with our development arrangements with Hitachi and Alcatel-Lucent.

Gross Profit and Gross Profit on Billings

	Six Months Ended		Period-to-Period
	June 29, 2008	June 28, 2009	Change
	(In thousands)
Gross profit	$61,417	$8,194	$(53,223)
Deferred revenue, at end of period	77,396	110,185
Less: Deferred revenue, at beginning of period	(79,978)	(66,860)
Deferred product and service cost, at beginning of period	1,050	3,213
Less: Deferred product and service cost, at end of period	(1,354)	(6,492)

Gross profit on Billings	$58,531	$48,240	$(10,291)

The decrease in gross profit was due primarily to a decrease in revenue from $52.5 million to $14.1 million in the first half of fiscal 2009. We expect gross profit on our revenue to continue to fluctuate significantly in the future due to the time period between commitments for future software upgrades and the volume of sales in those time intervals.
Gross profit on Billings decreased primarily due to a decrease in product and service billings of $6.6 million to $57.5 million due primarily to the exclusion of $14.6 million of pre-bankruptcy filing outstanding invoices to Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings, coupled with an increase in cost related to product and service billings of $3.7 million to $9.2 million in the first half of fiscal 2009.
Operating Expenses

			Period-to-Period
	Six Months Ended		Change
	June 29, 2008	June 28, 2009	Amount	Percentage
	(dollars in thousands)
Research and development	$37,350	$35,759	$(1,591)	-4.3%
Sales and marketing	7,403	8,100	697	9.4%
General and administrative	4,394	4,873	479	10.9%

Total operating expenses	$49,147	$48,732	$(415)	1.0%

Research and Development. The decrease in research and development expense in the first half of fiscal 2009 as compared to the same period in 2008 was due primarily to a decrease in salaries and benefits of $1.1 million associated with a reduction in the number of research and development employees in our Chelmsford, Massachusetts facilities, partially offset by an increase in the number of research and development employees in our Bangalore, India and Cambridge, United Kingdom facilities to support the development of our new FMC products. To a lesser extent, research and development expenses decreased due to a decrease in prototype expense of $0.5 million associated with lower EV-DO prototype expense in the first half of fiscal 2009 compared to the first half of fiscal 2008 our research and development activities.
Sales and Marketing. The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense of $0.5 million associated with an increase in the number of sales, marketing and customer service employees to expand our international presence and support our new FMC products, which we expect to be sold to a larger base of OEMs and operators than our EV-DO products.
General and Administrative. The increase in general and administrative expense in the first half of fiscal 2009 as compared to the first quarter of fiscal 2008 was due to an increase in salaries and benefits of $0.3 million as a result of an increase in the number of general and administrative employees to support our growth as well as an increase in stock compensation expense of $0.2 million due to new grants of stock options to employees during the first half of fiscal 2009.

Operating Profit (Loss) and Operating Profit (Loss) on Billings

	Six Months Ended		Period-to-Period
	June 29, 2008	June 28, 2009	Change
	(In thousands)
Operating profit (loss)	$12,270	$(40,538)	$(52,808)
Deferred revenue, at end of period	77,396	110,185
Less: Deferred revenue, at beginning of period	(79,978)	(66,860)
Deferred product and service cost, at beginning of period	1,050	3,213
Less: Deferred product and service cost, at end of period	(1,354)	(6,492)

Operating profit (loss) on billings	$9,384	$(492)	$(9,876)

The decrease in operating profit was due primarily to the decrease in our gross profit, described above, offset by the decrease in our operating expenses, described above.
The decrease in operating profit on Billings was due to the decrease in our gross profit on Billings, described above, offset by the decrease in our operating expenses, described above.
Interest Income, Net. Interest income, net, primarily consists of interest generated from the investment of our cash balances. The decrease in interest income from $4.4 million in the first half of fiscal 2008 to $2.7 million in the first half of fiscal 2009 was due primarily to lower interest rates and returns on investments coupled with lower average cash balances, partially offset by $815,000 of foreign exchange gains relating to our hedging program.
Income Taxes We recognized a tax benefit of $16.6 million for the six months ended June 28, 2009 primarily related to losses incurred from operations in the U.S. and the impact of the reduction of valuation allowance against our U.K. net operating loss carryforwards as a result of implementing a sale of intellectual property from our U.K. subsidiary to the U.S. parent company. The benefit from the losses in the U.S. is expected to be recovered from both income generated in the U.S. during the remainder of 2009 and the carryback of any excess loss to offset taxable profits reported in prior years. Approximately $3.3 million of the benefit recognized during the six months ended June 28, 2009 is discrete and relates to implementation of our tax planning strategy. We recorded income tax expense of $7.8 million for the six months ended June 29, 2008 relating principally to profits in the United States taxed at the federal and state statutory rates and the effect of losses from foreign operations for which no tax benefit could be recognized.
When we begin to ship our FMC products in the United States in significant volumes, our effective state tax rate may increase and we may realize benefits from our state tax credit carryforwards.
Liquidity and Capital Resources
As of June 28, 2009, our principal sources of liquidity were cash, cash equivalents and investments of $211.0 million. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1) and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer (with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. We are in compliance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.

As of June 28, 2009, we did not have any lines of credit or other similar source of liquidity.

	As of	As of
	December 30,	June 28,
	2008	2009
Cash and cash equivalents	$30,425	$19,310
Investments, short-term	197,941	176,310
Investments, long-term	—	15,381
Accounts receivable, net	3,354	9,493
Working capital	156,532	114,638

	Six Months	Six Months
	Ended	Ended
	June 29,	June 28,
	2008	2009
Cash flow provided by (used in) operating activities	$1,239	$(8,168)
Cash flow (used in) provided by investing activities	(12,367)	3,914
Cash flow provided by (used in) financing activities	2,821	(6,861)
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
We use forward foreign currency exchange contracts to manage our exposure to forecasted foreign currency denominated transactions based in the United Kingdom. These forward contracts are not designated as cash flow, fair value or net investment hedges under SFAS No. 133; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the expenses and transactions being hedged. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows. As of June 28, 2009, we had $5.6 million in currency exchange contracts. During the six months ended June 28, 2009, we recorded $815,000 of foreign exchange gains in interest and other income, net to the outstanding forward foreign exchange contracts. As of June 28, 2009, the fair value of our forward foreign currency exchange contracts of $717,000 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.
On January 14, 2009, Nortel Networks announced that it and certain of its affiliates had filed for bankruptcy protection. At the time of that filing, we had outstanding invoices to Nortel Networks in the amount of $21.8 million and during the first quarter of fiscal 2009, we invoiced an additional $14.6 million related to royalties earned and services performed through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings and it is likely that a portion or all of these amounts will not be collected. Had Nortel Networks not filed for bankruptcy protection, these amounts would likely have been paid in due course in the first quarter of 2009. Cash flows for the first half of fiscal 2009 was negatively impacted by $36.4 million, representing the total amount of invoices due during the first half of fiscal 2009 from Nortel Networks, collection of which is subject to their bankruptcy proceedings. In connection with the announcement, Nortel Networks informed us that it will continue to purchase goods and services from us and that we are a long term partner and a key supplier to Nortel Networks. Purchases subsequent to the bankruptcy filing are under the terms of Nortel Networks’ current agreement with us. We have been collecting receivables from Nortel Networks in the ordinary course related to products and services purchased since Nortel Networks’ bankruptcy filing. We intend to work with Nortel Networks to assume its agreement with us. If Nortel Networks assumes its agreement with us, Nortel Networks would be required to become current in all of its outstanding obligations to us, including obligations outstanding prior to the bankruptcy filing date. If the agreement is not assumed, all outstanding obligations will be subject to discharge and we likely will not be able to collect these receivables in full. The current status of Nortel Networks’ bankruptcy is described elsewhere in this Quarterly Report.
During the first half of fiscal 2008 we funded our operations primarily with cash flow from operating activities. During the first half of fiscal 2009, we funded our operations primarily from our cash reserves.

In the first half of fiscal 2008, our net income of $8.9 million exceeded our $1.2 million in cash flow from operating activities by $7.7 million primarily as a result of accrued income tax payments of $15.6 million, partially offset by an increase in our deferred tax benefit of $7.8 million.
In the first half of fiscal 2009, cash used in operating activities totaled $8.2 million, primarily due to a net loss of $21.2 million and our inability to collect $34.6 million of invoices due from Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings, partially offset by an increase in deferred revenue of $43.3 million.
Cash flow from investing activities for the first half of fiscal 2008 and 2009 resulted primarily from the timing of purchases, maturities and sales of investments and purchases of property and equipment.
Cash flow from financing activities in the first half of fiscal 2008 consisted primarily of proceeds from the exercise of stock options as well as the tax benefit associated with the exercise of stock options during the year. Cash flow from financing activities in the first half of fiscal 2009 consisted primarily of repurchases of our common stock under our initial $20 million stock repurchase program, partially offset by proceeds from the exercise of stock options.
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
During the first half of fiscal 2009, we repurchased a total of 1.6 million shares of our common stock for approximately $8.9 million under the initial $20 million share repurchase program, which was approved by our Board of Directors in July 2008 and the second $20 million share repurchase program, which was approved by our Board of Directors in February 2009. As of June 28, 2009, we completed the initial share repurchase program and there was $17.8 million remaining under the second program, which terminates on April 30, 2010 or earlier if we so elect.
In October of 2004, we entered into a seven-year lease agreement for our headquarters facility. We are obligated to pay monthly rent through 2012.
Future minimum commitments as of June 28, 2009, under all of our operating leases are as follows:

Fiscal year:

Remainder of 2009	$781
2010	1,514
2011	1,495
2012	492
2013	10

$4,292

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and Indian rupee, the currencies in which our operating obligations in Cambridge, United Kingdom and Bangalore, India, are paid. We use derivative instruments to limit our expense and cash flow exposure to changes in currency exchange rates in the United Kingdom. We had currency derivative instruments outstanding in the contract amount of $5.6 million at June 28, 2009. We recorded $717 of other assets to recognize the change in fair value of these derivative instruments at June 28, 2009. Should we discontinue using derivative instruments to manage our earnings in the United Kingdom, fluctuations in currency exchange rates could affect our business in the future. To limit further our exposure to currency exchange rate fluctuations, we also occasionally exchange U.S. Dollars for other currencies in which we incur expenses significantly in advance of our need to make payments in those currencies. In the event of a hypothetical ten percent adverse movement in foreign currency exchange rates, taking into account our hedges described above, our losses of future earnings and assets as well as our loss of cash flows would be immaterial; however, actual effects might differ materially from this hypothetical analysis.
Interest Rate Sensitivity
We had unrestricted cash and cash equivalents and investments totaling $228.4 million at December 28, 2008 and $211.0 million at June 28, 2009. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1) and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer (with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. We are in compliance with our investment policy. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
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
Item 4. Changes in Internal Controls over Financial Reporting and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 28, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting occurred during the fiscal quarter ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to Our Business
We depend on a single OEM customer that recently filed for bankruptcy protection, Nortel Networks, for almost all of our revenue and billings, and a significant shortfall in sales to Nortel Networks or the successor to its CDMA business would significantly harm our business and operating results; Nortel Networks’ CDMA business may soon be sold.
We derived almost all of our revenue and billings in each of the last several years from sales to a single OEM customer, Nortel Networks. Nortel Networks accounted for 67% of our revenue and 90% of our billings in the first half of fiscal 2009, 99% of our revenue and 93% of our billings in fiscal 2008, 99% of our revenue and 98% of our billings in fiscal 2007 and 95% of our revenue and 94% of our billings in fiscal 2006. On January 14, 2009, Nortel Networks announced that it and certain of its affiliates had filed for bankruptcy protection. At the time of that filing, we had $21.8 million in outstanding invoices to Nortel Networks and we billed an additional $14.6 million during the first quarter of fiscal 2009 related to royalties earned and services provided through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings and it is likely that a portion or all of these amounts will not be collected. As a result, we have excluded the $36.4 million of pre-bankruptcy filing outstanding invoices to Nortel Networks from accounts receivable and $36.3 million from deferred revenue as of June 28, 2009, $21.8 million from billings for the quarter and year ended December 28, 2008, and $14.6 million from billings for the quarter ended March 29, 2009.
On July 28, 2009, U.S. and Canadian bankruptcy courts approved a bid by Telefon AB L.M. Ericsson, or Ericsson, a global provider of technology and services to telecom operators, to acquire Nortel Networks’ CDMA business, subject to satisfaction of regulatory and other conditions. Since the date of Nortel Networks’ bankruptcy filing, we and Nortel Networks have continued to deliver products and services to Nortel Networks’ CDMA EV-DO wireless operators under the terms of Nortel Networks’ existing agreement with us. We are continuing to incur costs related to the research and development of future software releases for Nortel Networks. Although we intend to work with Nortel Networks and Ericsson to have our agreement assumed, there can be no assurance that our agreement with Nortel Networks will be assumed or that we will recover our costs. Even if our agreement with Nortel Networks is assumed there are no assurances that we will be able to collect all of Nortel Network’s outstanding obligations to us, including obligations outstanding prior to January 14, 2009. If our agreement is not assumed, all outstanding obligations will be subject to discharge and we likely will not be able to collect these receivables in full. Should our agreement with Nortel Networks not be assumed, we would cease to do business with the purchaser of Nortel Networks’ CDMA business unless we could agree on the terms for a new agreement. Any new terms agreed to could be less favorable to us than our current agreement.
In addition, because of Nortel Networks’ bankruptcy filing, operators may continue to slow or discontinue their purchases of infrastructure solutions from Nortel Networks, especially new customers that have not yet established a long-term relationship with Nortel Networks, which would harm our business. In the fourth quarter of fiscal 2008, Nortel Networks announced new EV-DO business with China Telecom. The first phase deployments at China Telecom were completed in the first half of fiscal 2009. We believe any further expansion is unlikely. Furthermore, we anticipate that we will continue incur some costs related to working with Nortel Networks and Ericsson to assume our contract and collect our outstanding invoices. This process could continue to be time consuming and could divert management’s attention and resources away from our business.

Even if our contract is assumed, Ericsson, as successor to Nortel Networks’ CDMA business, could terminate that contract at any time and, in any event, the contract does not contain commitments for future purchases of our products. The rate at which Nortel Networks’ CDMA business purchases products from us depends on its success in selling to operators its own EV-DO infrastructure solutions that include our products. There can be no assurance that Nortel Networks or Ericsson, as successor to Nortel Networks’ CDMA business, will continue to devote and invest significant resources and capital to its wireless infrastructure business or that it will be successful in the future in such business. Nortel Networks or Ericsson, as successor to Nortel Networks’ CDMA business, may experience disruptions in its supply chain as a result of uncertainty related to their bankruptcy filing and proposed sale. In addition, Nortel Networks may seek to develop an alternative solution by utilizing technology that has been developed by LG Electronics, with which Nortel Networks has a joint venture. Should Ericsson successfully complete the acquisition of Nortel Networks’ CDMA business, it could seek to deploy alternative solutions by utilizing technology that has been developed by it or slow its participation in the CDMA infrastructure business, including EV-DO. Should the bankruptcy proceedings and acquisition of Nortel Networks’ CDMA infrastructure business be delayed, our ability to negotiate commercial terms of our planned software releases may be hampered, operators may delay deployment of our releases, and our business and operating results may be harmed. If Nortel Networks is not successful in carrying out its planned sale of its CDMA business to Ericsson, Nortel Networks could have significant liquidity issues and cease to operate. We expect to derive a substantial majority of our revenue, billings and cash flow in fiscal 2009 and fiscal 2010 from Nortel Networks, and therefore any adverse change in our relationship with Nortel Networks, or the successor to its CDMA business, or a significant decline or shortfall in our sales to Nortel Networks, would significantly harm our business and operating results.
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
The standards for mobile broadband solutions are expected to evolve into a fourth generation of wireless standards, known as 4G. Wireless operators have announced plans to build networks based on the 4G standard. For example, Verizon Wireless, Bell Mobility and TELUS have each announced its intent to build 4G networks using the Long Term Evolution, or LTE, standard and Sprint Nextel has announced its intent to build a 4G network using WiMAX technology. In addition, Bell Mobility and TELUS each recently announced that they will overlay their CDMA networks with UMTS technology as they migrate to the LTE standard. The market for our existing EV-DO products is likely to decline if and when operators begin to delay expenditures for EV-DO products in anticipation of the availability of new 4G-based products. Our primary OEM customer, Nortel Networks, has publicly announced that it is developing 4G-based LTE products. We do not have an agreement to supply Nortel Networks or any other OEM with any 4G-based products. We believe that it is likely that Nortel Networks will choose to enter into partnerships for 4G-based products with one or more of our competitors or choose to develop these products internally.
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

It is difficult to anticipate the rate at which operators will deploy our wireless infrastructure products, the rate at which the use of new mobile broadband services will create demand for additional capacity, and the rate at which operators will implement significant product upgrades. For example, our product and service billings in fiscal 2006 reflected an increase in sales of software for OEM base station channel cards that support Rev A as operators ramped up their deployments of EV-DO infrastructure. Our product and service billings for each of the second half of fiscal 2007 and the first half of fiscal 2008 were less than our product and service billings for the first half of fiscal 2007. Our product and service billings for the second half of fiscal 2008 were greater than they were for the first half of fiscal 2008. We believe that several large operators completed their initial deployments of Rev A software in the first half of fiscal 2007 and then moderated their deployments over the remainder of the year. We believe that several large operators began their capacity deployments in the second half of fiscal 2008. The staged deployments of wireless infrastructure equipment by customers of both our existing and new OEMs are likely to continue to cause significant volatility in our quarterly operating results.
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
A substantial portion of our cumulative billings for fiscal 2006, 2007 and 2008 and the first half of fiscal 2009 were attributable to sales of our EV-DO products by Nortel Networks to two large wireless operators in North America. Our sales of EV-DO products currently depend to a significant extent on the rate at which these operators expand and upgrade their CDMA networks. Our business and operating results would be harmed if either of these operators were to select a wireless network solution offered by a competitor or for any other reason were to discontinue or reduce the use of our products or product upgrades in their networks.
If the market for our FMC products does not develop as we expect, or our FMC products do not achieve sufficient market acceptance, our business will suffer.
We are investing significantly in the development of both our EV-DO based and UMTS based FMC products so that operators may offer mobile broadband services using wireline broadband connections and a combination of mobile and Wi-Fi networks. We do not expect to have meaningful sales of our CDMA FMC products until at least the second half of 2009, depending on operators’ deployment plans. However, it is possible that the market for our FMC products will not develop as we expect. The market for our UMTS FMC products is developing more slowly than the market for our CDMA products. It is uncertain whether our FMC products will achieve and sustain high levels of demand, market acceptance and profitability. Our ability to sell our FMC products will depend, in part, on factors outside our control, such as the commercial availability and market acceptance of mobile phones designed to support FMC applications and the market acceptance of femtocell access point products. The market for our FMC products may be smaller than we expect, the market may develop more slowly than we expect or our competitors may develop alternative technologies that are more attractive to operators. Our FMC products are an important component of our growth and diversification strategy and, therefore, if we are unable to successfully execute on this strategy, our sales, billings and revenues could decrease and our operating results could be harmed.

Our future sales will depend on our success in generating sales to a limited number of OEM customers, and any failure to do so would have a significant detrimental effect on our business.
There are a limited number of OEMs that offer EV-DO solutions, several of which have developed their own EV-DO technology internally and, therefore, do not require solutions from us. We currently have agreements with two OEM customers, one of whom is in bankruptcy (Nortel Networks’ bankruptcy and its implications for us are discussed elsewhere in this Quarterly Report). We do not expect to commence significant sales to one of these OEM customers in the immediate future because the markets for the products that we are developing for this customer are still developing. The market for our FMC products is still developing. We currently have agreements with three OEM customers to deliver our UMTS femtocell product solutions and agreements with four OEM customers and one operator customer to deliver our CDMA femtocell product solutions, but have not yet had any significant sales to these customers. Our operating results for the foreseeable future will depend to a significant extent on our ability to effect sales to our existing CDMA and UMTS OEM customers and to establish new OEM relationships. Our OEM customers have substantial purchasing power and leverage in negotiating pricing and other contractual terms with us. In addition, further consolidation in the communications equipment market could adversely affect our OEM customer relationships. If we fail to generate significant product and service billings through our existing OEM relationships or if we fail to establish significant new OEM relationships, we will not be able to achieve our anticipated level of sales and our results of operations will suffer.
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
On January 14, 2009, Nortel Networks announced that it and certain of its affiliates had filed for bankruptcy protection. As of June 28, 2009, we had $36.4 million of outstanding invoices to Nortel Networks related to royalties earned and services provided through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings and it is likely that a portion or all of these amounts will not be collected. Had Nortel Networks not filed for bankruptcy protection, these amounts would likely have been paid in due course in the first and second quarter of fiscal 2009. Our cash flows for the first half of 2009 were negatively impacted by $36.4 million, representing the total billed amounts due from Nortel Networks at the time of the filing.
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
Under our OEM agreement with Nortel Networks, Nortel Networks has the option to purchase from us the specification for communications among base stations, radio network controllers and network management systems. The specification would enable Nortel Networks to develop EV-DO software to work with the base station channel card software licensed from us and deployed in the networks of its wireless operator customers. If Nortel Networks elects to exercise this option, Nortel Networks will pay us a fixed fee as well as a significant royalty on sales of current and future products that incorporate this specification. The royalty rate varies with annual volume but represents a portion of the license fees we currently receive from our sales to Nortel Networks. If Nortel Networks were to exercise the option, Nortel Networks would receive the current interface specification at the time of option exercise, updated with an upgrade then under development, plus one additional upgrade subject to a development agreement within a limited time after the option exercise for an additional fee. If Nortel Networks were in the future to develop its own EV-DO software, it could, by exercising this option, enable its own software to communicate with the base station channel cards currently installed in its customers’ networks. If our agreement with Nortel Networks is assumed, and Ericsson purchases Nortel Networks’ CDMA business, Ericsson will succeed to the rights of Nortel Networks described above.
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
In addition, during economic downturns, customers may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant customers do not pay amounts owed to us in a timely manner or becomes unable to pay such amounts to us at a time when we have substantial amounts receivable from such customers, our cash flow and results of operations may suffer. As of June 28, 2009, Nortel Networks had outstanding invoices to us of $36.4 million subject to the bankruptcy process. As a consequence of Nortel Networks’ bankruptcy, we were not be able to collect on these invoices when they otherwise were due, and we may never be able to collect them in full, or at all.
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
We have sales personnel in seven countries worldwide, approximately 170 engineers and support staff in Bangalore, India and approximately 50 engineers and support staff in Cambridge, United Kingdom. We expect to continue to add personnel in foreign countries, especially at our Bangalore, India and Cambridge, United Kingdom facilities. Our international operations subject us to a variety of risks, including:
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
Our common stock has a limited trading history. The trading prices of the securities of technology companies have been highly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our revenue as a result of our revenue recognition policy, even during periods of significant sales activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	any adverse change in our relationship with Nortel Networks, including as a result of Nortel Networks’ bankruptcy filing;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	the progress of the sale of Nortel Networks’ CDMA business, whether to Ericsson or another purchaser;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	general perception of the future of CDMA technology;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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
Our directors and executive officers and their affiliates beneficially owned a majority of our outstanding common stock as of June 28, 2009. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal 2009, we repurchased shares of our common stock under our initial stock repurchase program as follows:

					Approximate
				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of	Yet Be Purchased
	Total Number		Average Price	Publicly	Under the
	of Shares		Paid per	Announced	Announced
Period	Purchased		Share	Program	Program
Through March 29, 2009					$1,492
March 30, 2009 — April 26, 2009	206,918		$5.80	206,918	$292
April 27, 2009 — May 24, 2009	51,061		$5.69	51,061	$—

Total	257,979	(1)	$5.78	257,979	$—

(1)
We repurchased 257,979 shares of our common stock in the second quarter of fiscal 2009 under a Rule 10b5-1 plan pursuant to our initial share repurchase program, which we publicly announced on August 6, 2008. Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $20.0 million in the aggregate pursuant to the initial share repurchase program, which expired on April 30, 2009.

During the second quarter of fiscal 2009, we repurchased shares of our common stock under our second stock repurchase program as follows:

					Approximate
				Total Number of	Dollar Value of
				Shares Purchased	Shares That May
				as Part of	Yet Be Purchased
	Total Number		Average Price	Publicly	Under the
	of Shares		Paid per	Announced	Announced
Period	Purchased		Share	Program	Program
Through March 29, 2009					$20,000
March 30, 2009 — April 26, 2009	—		$—	—	$20,000
April 27, 2009 — May 24, 2009	188,482		$5.33	188,482	$18,995
May 25, 2009 — June 28, 2009	215,266		$5.77	215,266	$17,753

Total	403,748	(2)	$5.57	403,748	$17,753

(1)
We repurchased 403,748 shares of our common stock in the second quarter of fiscal 2009 under a Rule 10b5-1 plan pursuant to our second share repurchase program, which we publicly announced in February 2009. Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $20.0 million in the aggregate pursuant to the second share repurchase program, which expires on April 29, 2009 or earlier if we so elect.

Item 4. Submission of Matters to a Vote of Security Holders.
We held our annual meeting of stockholders on May 19, 2009. At the meeting, the following matters were voted upon:
•
Our stockholders re-elected the three persons listed below as Class II directors, each to serve until our 2012 annual meeting of stockholders and until his successor is duly elected and qualified. The table below lists the number of shares of our common stock voted in favor of election of each such person, as well as the number of shares withheld for the election of such person:

	Number of Shares For	Number of Shares Withheld
Hassan Ahmed, Ph.D.	53,324,989	564,263
Gururaj Deshpande, Ph.D.	53,327,075	562,177
Anthony S. Thornley	53,265,828	623,424

The terms of office of the following directors continued after the annual meeting of stockholders: Randall S. Battat, Robert P. Badavas, Paul J. Ferri and Sanjeev Verma.
•
Our stockholders ratified the appointment by our board of directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending January 3, 2010. The holders of 53,391,226 shares of our common stock voted in favor of this proposal. The holders of 435,039 shares voted against this proposal. The holders of 62,987 shares abstained from voting on this matter. There were no broker non-votes with respect to this matter.

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

AIRVANA, INC.
	By:	/s/ Randall S. Battat
Randall S. Battat
Date: August 5, 2009		President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey D. Glidden
Jeffrey D. Glidden
Date: August 5, 2009		Vice President, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.