Form 10-Q
period 2009-09-27
AIRVANA INC
filed 2009-11-04
CIK 1116435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of October 30, 2009 was 62,583,295.

AIRVANA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 27, 2009

PART I. Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited)
AIRVANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	December 28,	September 27,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$30,425	$12,819
Investments	197,941	163,484
Restricted investments	—	210
Accounts receivable	3,354	18,436
Deferred product cost, current	1,913	3,017
Prepaid taxes	—	11,664
Deferred tax assets, current, net	2,168	17,245
Prepaid expenses and other current assets	2,758	3,861

Total current assets	238,559	230,736

Property and equipment	14,425	17,822
Less: accumulated depreciation and amortization	9,603	12,039

	4,822	5,783

Investments, long-term	—	29,023
Prepaid tax, long-term	—	3,408
Deferred service cost	1,300	4,865
Deferred tax assets, long term, net	956	350
Restricted investments	193	193
Goodwill and intangible assets, net	11,096	10,295
Other assets	410	877

Total assets	$257,336	$285,530

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,455	$3,159
Accrued expenses and other current liabilities	14,365	12,074
Accrued income taxes	1,897	954
Deferred revenue, current	61,310	124,260

Total current liabilities	82,027	140,447

Deferred revenue, long-term	5,550	14,447
Accrued income taxes, long-term	5,703	6,025
Other liabilities	1,174	783

Total long-term liabilities	12,427	21,255

Commitments and Contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value per share: 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value per share: 350,000,000 shares authorized, 62,931,171 and 62,554,501 shares issued and outstanding at December 28, 2008 and September 27, 2009, respectively (Note 9)	63	63
Additional paid-in capital	186,824	185,861
Accumulated deficit	(24,005)	(62,096)

Total stockholders’ equity	162,882	123,828

Total liabilities and stockholders’ equity	$257,336	$285,530

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 27,	September 28,	September 27,
	2008	2009	2008	2009
Revenue:
Product	$5,362	$242	$65,679	$8,518
Service	2,885	2,484	9,225	8,351

Total revenue	8,247	2,726	74,904	16,869

Cost of revenue:
Product	426	359	1,860	1,227
Service	2,226	2,541	6,032	7,622

Total cost of revenue	2,652	2,900	7,892	8,849

Gross profit (loss)	5,595	(174)	67,012	8,020

Operating expenses:
Research and development	18,859	18,443	56,209	54,202
Selling and marketing	3,809	4,245	11,212	12,345
General and administrative	2,281	3,438	6,675	8,311

Total operating expenses	24,949	26,126	74,096	74,858

Operating loss	(19,354)	(26,300)	(7,084)	(66,838)

Interest and other income, net	1,505	426	5,882	3,092

Loss before income taxes	(17,849)	(25,874)	(1,202)	(63,746)

Income tax (benefit) expense	(5,404)	(9,019)	2,354	(25,655)

Net loss	$(12,445)	$(16,855)	$(3,556)	$(38,091)

Net loss per share:
Basic	$(0.19)	$(0.27)	$(0.06)	$(0.61)
Diluted	$(0.19)	$(0.27)	$(0.06)	$(0.61)

Weighted average common shares outstanding:
Basic	64,965	62,341	64,487	62,417
Diluted	64,965	62,341	64,487	62,417
The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 28,	September 27,	September 28,	September 27,
	2008	2009	2008	2009
Operating activities
Net loss	$(12,445)	$(16,855)	$(3,556)	$(38,091)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	814	832	2,435	2,410
Amortization of intangible assets	267	267	801	801
Stock-based compensation	1,278	1,687	3,542	4,500
Deferred tax provision (benefit)	(5,404)	(14,823)	2,354	(14,365)
Excess tax benefit related to exercise of stock options	(481)	(892)	(1,978)	(1,792)
Amortization of investments	(971)	477	(3,381)	5
Amortization of leasehold incentive	(130)	(131)	(391)	(391)
Unrealized gain (loss) on forward foreign currency exchange contracts	—	513	—	(188)
Changes in operating assets and liabilities:
Accounts receivable	152	(8,943)	6,078	(15,082)
Deferred product and service costs	(1,043)	(1,390)	(1,347)	(4,669)
Prepaid taxes	(8,877)	5,170	(8,762)	(13,386)
Prepaid expenses and other current assets	(960)	121	(177)	(915)
Accounts payable	1,027	413	(1,187)	(1,296)
Accrued expenses and other current liabilities	4,535	(734)	2,624	(2,286)
Accrued income taxes	(125)	415	(15,901)	(621)
Deferred revenue	34,738	28,522	32,156	71,847

Net cash provided by (used in) operating activities	12,071	(5,351)	13,310	(13,519)

Investing activities
Purchases of property and equipment	(534)	(784)	(1,567)	(3,371)
Purchases of investments	(72,834)	(53,793)	(248,627)	(192,861)
Maturities of investments	83,490	52,500	231,299	198,290
Proceeds from sale of investments	—	—	16,631	—
Decrease (increase) in other assets and restricted investments	32	(456)	51	(677)

Net cash provided by (used in) by investing activities	10,154	(2,533)	(2,213)	1,381

Financing activities
Payments on long-term debt	(7)	—	(119)	—
Payments of cash dividend	(21)	—	(71)	(5)
Purchase of treasury stock	(3,547)	(369)	(3,547)	(9,291)
Excess tax benefit related to exercise of stock options	481	892	1,978	1,792
Proceeds from exercise of stock options	733	870	2,219	2,036

Net cash (used in) provided by financing activities	(2,361)	1,393	460	(5,648)
Effect of exchange rate changes on cash and cash equivalents	144	—	216	—

Net increase (decrease) in cash and cash equivalents	20,008	(6,491)	11,773	(17,606)
Cash and cash equivalents at beginning of period	35,312	19,310	43,547	30,425

Cash and cash equivalents at end of period	$55,320	$12,819	$55,320	$12,819

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$9,025	$217	$24,603	$2,430
The accompanying notes are an integral part of these condensed consolidated financial statements

AIRVANA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except share and per share amounts)
1. Operations
Business Description
Airvana, Inc. (the “Company”) is a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. The Company’s high-performance technology and products, from emerging comprehensive femtocell solutions to core mobile network infrastructure, enable operators to deliver compelling and consistent broadband services to mobile subscribers, wherever they are. These services include Internet access, e-mail, music downloads, video, IP-TV, gaming, push-to-talk and voice-over-IP (“VOIP”). The Company’s products are deployed in over 70 commercial networks on six continents. The Company is headquartered in Chelmsford, Massachusetts and has offices worldwide, including development centers in Bangalore, India and Cambridge, United Kingdom.
On January 14, 2009 (the “filing date”), Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Also, on January 14, 2009, some of Nortel Networks Corporation’s U.S. subsidiaries, including Nortel Networks Inc. (“Nortel Networks”), filed Chapter 11 voluntary petitions in the State of Delaware. On July 28, 2009, United States and Canadian bankruptcy courts approved a bid by Telefon AB L.M. Ericsson (“Ericsson”) to purchase Nortel Networks’ CDMA business, subject to satisfaction of regulatory and other conditions. Substantially all of the Company’s current billings and revenue are derived from Nortel Networks. Refer to Note 13 for a discussion of the impact of these actions on the Company.
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
Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company’s financial position at September 27, 2009 and results of operations and cash flows for the three and nine months ended September 28, 2008 and September 27, 2009. The interim results are not necessarily indicative of the results that may be expected for any other interim period or the full year.
Any material subsequent events have been considered for disclosure and recognition through November 4, 2009, the filing date of this Form 10-Q.
Use of Estimates
The preparation of financial statements in conformity with GAAP in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s timing of revenue recognition for multiple element arrangements, expensing or capitalizing research and development costs for software, expected future cash flows used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, certain accrued expenses, stock-based compensation, contingent liabilities, the assessment of uncertain tax positions and the related tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate predictors.
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
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments with maturities of three months or less at the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. See Note 5 for further discussion of cash equivalents.
Investments and Restricted Investments
The Company determines the appropriate categorization of investments in securities at the time of purchase. As of December 28, 2008 and September 27, 2009, the Company’s investments were categorized as held-to-maturity and are presented at their amortized cost. See Note 3. The Company classifies securities on its balance sheet as short-term or long-term based on the date it reasonably expects the securities to mature or liquidate.
As of December 28, 2008, the Company had classified $193 as long-term restricted investments on its condensed consolidated balance sheets. As of September 27, 2009, the Company had classified $210 as short-term restricted investments and $193 as long-term restricted investments on its condensed consolidated balance sheets. Refer to Note 5 for a discussion of these restricted investments.
Deferred Product and Service Cost
When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in Accounting Standards Codification (“ASC”) 985-605, Software Revenue Recognition (“ASC 985-605”), the Company also defers the related inventory costs for the delivered items in accordance with ASC 330-10, Inventory (“ASC 330-10”), which primarily relates to third party royalties. For development costs incurred in connection with specified upgrades, the Company expenses these costs as incurred.
When the Company performs development services that are essential to the functionality of the initial delivery of a new product where the associated revenues have been deferred due to the fact that they do not qualify as units of accounting separate from the delivery of software, the Company defers direct and incremental development costs in accordance with ASC 310-20, Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases (“ASC 310-20”). The costs deferred consist of employee compensation and benefits for those employees directly involved with performing the development, as well as other direct and incremental costs. All costs incurred in excess of the related revenues are expensed as incurred. During the three months ended September 28, 2008 and September 27, 2009, the Company deferred $377 and $783, respectively, of direct costs incurred. During the nine months ended September 28, 2008 and September 27, 2009, the Company deferred $874 and $3,377, respectively, of direct costs incurred. Direct costs included in long-term deferred service cost in the accompanying condensed consolidated balance sheets were $1,223 and $4,621 at December 28, 2008 and September 27, 2009, respectively.

Property and Equipment
Property and equipment are recorded at cost. The Company provides for depreciation by charges to operations on a straight-line basis in amounts estimated to allocate the cost of the assets over their estimated useful lives. Depreciation expense was $814 and $832 for the three months ended September 28, 2008 and September 27, 2009, respectively, and $2,435 and $2,410 for the nine months ended September 28, 2008 and September 27, 2009, respectively. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consisted of the following:

		As of
	Estimated Useful	December 28,	September 27,
	Life	2008	2009
Computer equipment and purchased software	1.5 – 3 years	$2,513	$2,545
Test and lab equipment	3 years	4,510	7,869
Leasehold improvements	Shorter of original contractual life of the lease or 5 years	6,546	6,559
Office furniture and equipment	3 – 5 years	856	849

Total property and equipment		14,425	17,822
Less: Accumulated depreciation and amortization		(9,603)	(12,039)

		$4,822	$5,783

Revenue Recognition
The Company derives revenue from the licensing of software products and software upgrades; the sale of hardware products, maintenance and support services; and the sale of professional services, including training. The Company’s products incorporate software that is more than incidental to the related hardware. Accordingly, the Company recognizes revenue in accordance with ASC 985-605.
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

Given the nature of the Company’s business, the majority of its sales are generated through multiple-element arrangements comprised of a combination of products, maintenance and support services, specified product upgrades and in some cases, upfront licensing and development fees. The Company has established a business practice of negotiating with OEMs the pricing for future purchases of new product releases and specified software upgrades. For example, for Nortel Networks, the Company expects that it will release one or more optional specified upgrades annually. To determine whether these optional future purchases are elements of current purchase transactions, the Company assesses whether such new products or specified upgrades will be offered to the OEM customer at a price that represents a significant and incremental discount to current purchases. Because the Company sells uniquely configured products through each OEM customer, it does not maintain a list price for its products and specified software upgrades. Additionally, as it does not sell these products and upgrades to more than one customer, the Company is unable to establish VSOE of fair value for these products and upgrades. Consequently, the Company is unable to determine if the license fees it charges for the optional specified upgrades include a significant and incremental discount. As such, the Company defers all revenue related to current product sales, software-only license fees, maintenance and support services and professional services until all specified upgrades committed at the time of shipment have been delivered. For example, the Company recognizes deferred revenue from sales to an OEM customer only after it delivers a specified upgrade to which it had previously committed. However, when it commits to an additional upgrade before it has delivered a previously committed upgrade, the Company defers all revenue from product sales after the date of such commitment until it delivers the additional upgrade. Any revenue that the Company had deferred prior to the additional commitment is recognized after the previously committed upgrade is delivered.
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
For arrangements where the Company receives initial licensing fees or customization fees for new products under development, the Company defers recognition of these fees until the final product has been delivered and accepted, and then recognizes the fees over the expected customer relationship period. Revenue from pre-production units is deferred and recognized once the final product has been delivered and accepted and the other criteria for revenue recognition are met, including but not limited to VSOE of fair value for post-contract customer support (“PCS”). If VSOE of fair value does not exist for undelivered elements, the Company defers all revenues until VSOE of fair value exists or the undelivered element is delivered. If the only remaining undelivered element is PCS, the Company recognizes revenue ratably over the contractual PCS period.
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
The Company’s support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in its software. The Company’s annual support and maintenance fees are based on a percentage of the initial sales or list price of the applicable hardware and software products and may include a fixed amount for help desk services. Included in the price of the product, the Company provides maintenance and support during the product warranty period, which is typically one year. As discussed above, the Company defers all revenue, including revenue related to PCS, until all specified upgrades outstanding at the time of shipment have been delivered. In connection with an amendment to the Company’s OEM arrangement with Nortel Networks dated September 28, 2007, the Company can no longer assert VSOE of fair value for PCS to Nortel Networks. When VSOE of fair value for PCS can not be established, all revenue related to product sales and software-only license fees, including bundled PCS, is deferred until all specified software upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, the Company recognizes a proportionate amount of all such revenue previously deferred based on the portion of the applicable warranty period that has elapsed as of the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. When VSOE of fair value for PCS can be established, the Company allocates a portion of the initial product revenue and software-only license fees to the bundled PCS based on the fees the Company charges for annual PCS when sold separately. When all specified software upgrades outstanding at the time of shipment are delivered, under the residual method, the Company recognizes the previously deferred product revenue and software-only license fees, as well as the earned PCS revenue, based on the portion of the applicable warranty period that has elapsed. The unearned PCS revenue is recognized ratably over the remainder the applicable warranty period. Notwithstanding the Company’s inability to establish VSOE of fair value of PCS to Nortel Networks for revenue recognition purposes, the Company presents product revenue and service revenue separately on its consolidated statements of income based on historical maintenance and support services renewal rates at the time of sale.

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
In accordance with ASC 605-45, Principal Agent Considerations (“ASC 605-45”), the Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. The Company records reimbursable out-of-pocket expenses in both product and services revenues and as a direct cost of product and services. For the first three quarters of fiscal 2008 and 2009, shipping and handling and reimbursable out-of-pocket expenses were not material.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term and long-term restricted investments, short-term and long-term investments, accounts receivable and forward foreign currency exchange contracts. The Company maintains its cash and cash equivalents and investment accounts with two major financial institutions. The Company’s cash equivalents and investments are invested in securities with high credit ratings.
The Company’s customers are principally located in the United States, Canada, Europe and Japan. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the telecommunications industry as well as global economic conditions, management does not believe significant credit risk exists as of September 27, 2009 beyond the risks discussed below related to Nortel Networks’ bankruptcy filing and the anticipated sale of Nortel Networks’ CDMA business to Ericsson. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the telecommunications industry. Except as described below with respect to Nortel Networks, the Company believes that all of its accounts receivable are collectible and, therefore, has not provided any reserve for doubtful accounts as of December 28, 2008 or September 27, 2009.
At December 28, 2008, Nortel Networks accounted for $500 of accounts receivable that was paid in the ordinary course prior to Nortel Networks’ bankruptcy filing. In addition, at December 28, 2008, the Company had $21,818 of outstanding invoices due from Nortel Networks that it has accounted for on the cash basis; see Note 13 for further discussion. At December 28, 2008, the Company had four customers that accounted for 49%, 15%, 11% and 11% of accounts receivable. At September 27, 2009, the Company had one customer, Nortel Networks, that accounted for 81% of accounts receivable. Nortel Networks accounted for 93% and 88% of revenues for the three months ended September 28, 2008 and September 27, 2009, respectively. Nortel Networks accounted for 98% and 86% of revenues for the nine months ended September 28, 2008 and September 27, 2009, respectively.
On January 14, 2009, Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Some of Nortel Networks Corporation’s U.S. subsidiaries, including Nortel Networks, filed Chapter 11 voluntary petitions in the State of Delaware. On June 19, 2009, Nortel Networks Corporation announced the proposed “stalking horse” asset sale of Nortel Networks’ CDMA business. On July 28, United States and Canadian bankruptcy courts approved a bid by Ericsson to purchase Nortel Networks’ CDMA business, subject to satisfaction of regulatory and other conditions. See Note 13 for further discussion.
The Company is subject to credit risk under its forward foreign currency exchange contracts; see Note 6.

Segment and Geographic Information
ASC 280-10, Segment Reporting (“ASC 280-10”), establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision making group, as defined under ASC 280-10, consists of the Company’s chief executive officer, chief financial officer and executive vice presidents. As of September 27, 2009, the Company views its operations and manages its business as one operating segment. The Company continues to evaluate its current and new products for their impact on reporting segments.
Export sales from the United States to unaffiliated customers are primarily to Canada, and accounted for 93% and 88% of revenues individually for the three months ended September 28, 2008 and September 27, 2009, respectively. Export sales from the United States to unaffiliated customers are primarily to Canada, and accounted for 98% and 86% of revenues individually for the nine months ended September 28, 2008 and September 27, 2009, respectively.
In the first quarter of fiscal 2009, the Company completed the sale of intellectual property and goodwill from its U.K. subsidiary to the U.S. parent. Transfers between the Company and its subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.
The Company’s identifiable long-lived assets by geographic region as of December 28, 2008 and September 27, 2009 were as follows:

	December 28,	September 27,
	2008	2009
United States	$5,501	$52,975
United Kingdom	12,178	958
Other foreign locations	1,098	861

	$18,777	$54,794

Stock-Based Compensation
As of September 27, 2009, the Company had two stock-based employee compensation plans which are more fully described in Note 9.
Comprehensive Income (Loss)
ASC 220-10, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income (loss) is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for all periods presented is equal to the reported net income (loss).
Net Income (Loss) Per Share
The Company calculates net income per share in accordance with ASC 260-10, Earnings Per Share. Basic net income (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options, warrants and unvested common stock using the treasury stock method. Diluted weighted average shares outstanding do not include options to purchase common stock and unvested restricted shares outstanding totaling 10,024,575 and 12,017,188 for the three months ended September 28, 2008 and September 27, 2009, respectively, as their effect would have been anti-dilutive. Diluted weighted average shares outstanding do not include options to purchase common stock and unvested restricted shares outstanding totaling 10,181,349 and 11,582,556 for the nine months ended September 28, 2008 and September 27, 2009, respectively, as their effect would have been anti-dilutive.

Income Taxes
The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”), which is the asset and liability method for accounting and reporting income taxes. Under ASC 740-10, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, ASC 740-10 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
ASC 740-10 also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. As of December 28, 2008 and September 27, 2009, the Company had $5,703 and $6,025, respectively, including interest, of unrecognized tax benefits.
Fair Value of Financial Instruments
Financial instruments consist principally of cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted investments, accounts receivable, forward foreign currency exchange contracts and accounts payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their short-term maturities. Forward foreign currency exchange contracts are carried at fair value based on quoted market prices for financial instruments with similar characteristics. The Company’s short-term and long-term investments are classified as held-to-maturity and are reported at amortized cost, which approximates fair market value. Refer to Notes 3 and 5 for further discussion of fair value of investments.
Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805-10, Business Combinations (“ASC 805-10”). ASC 805-10 applies to all transactions in which an entity obtains control of one or more businesses and establishes principles and requirements for how the acquirer:
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
While prior FASB guidance permitted deferred recognition of pre-acquisition contingencies until the contingency was resolved and consideration was issued or issuable, ASC 805-10 requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Acquisition costs, such as legal, accounting and other professional and consulting fees, are to be expensed in the periods in which the costs are incurred and the services are received, except for costs to issue debt or equity securities. ASC 805-10 was effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. The Company has not had any business combinations after this date.
In September 2006, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820-10 was effective on January 1, 2008. However, in February 2008, the FASB delayed the effective date of ASC 820-10 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The adoption of ASC 820-10 for the Company’s non-financial assets and liabilities did not have a material impact on its financial position or results from operations.
In December 2007, the FASB issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810-10-65”). ASC 810-10-65 amends ASC 810-10-10 to establish accounting and reporting standards for the noncontrolling (i.e. minority) interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-65 will require, among other things, that a minority interest shall be clearly identified and presented within the equity section of a consolidated balance sheet and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of a consolidated statement of income. ASC 810-10-65 was effective for fiscal years beginning after December 15, 2008. The adoption of ASC 810-10-65 did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the Financial Accounting Standards Board, (“FASB”) issued ASC 350-30, General Intangibles Other Than Goodwill (“ASC 350-30”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under ASC 350-10, Intangibles — Goodwill and Other (“ASC 350-10”). ASC 350-30 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.
ASC 350-30 also requires the following incremental disclosures for renewable intangible assets:
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
ASC 350-30 is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, ASC 350-30 would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for a calendar year company). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of ASC 350-30. The adoption of ASC 350-30 did not have a material impact on the Company’s financial position or results of operations.
During the first quarter of 2009, the Company adopted ASC 815-10, Derivative and Hedging, which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under ASC 815-10, and related interpretations, and how the derivative instruments and related hedged items affect the financial statements. The adoption of ASC 815-10 had no financial impact on the Company’s Condensed Consolidated Financial Statements. Refer to Note 6, “Derivative Instruments and Hedging Activities” for additional information on the Company’s hedging activities.
In April 2009, the FASB issued ASC 825-10, Financial Instruments, (“ASC 825-10”). ASC 825-10 requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. ASC 825-10 also requires fair value disclosures in all interim financial statements. ASC 825-10 was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.
In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009, the quarter ending June 28, 2009 for the Company. The implementation of this standard did not have a significant impact on the financial statements of the Company. Subsequent events through the filing date of this Form 10-Q have been evaluated for disclosure and recognition.
In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP. The Codification supersedes all existing non-SEC accounting and reporting standards. As a result, upon adoption, all references to accounting literature in the Company’s SEC filings will be required to conform to the appropriate reference within the Codification. The Company is required to adopt this standard for its third quarter ending September 27, 2009. The adoption of this standard did not have an impact on its financial position or results of operations.
In September 2009, the FASB ratified the final consensuses reached by the Emerging Issues Task Force regarding revenue arrangements with multiple deliverables and software revenue recognition. The consensus reached on arrangements with multiple deliverables addresses how consideration should be allocated to different units of accounting and removes the previous criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables. The consensus reached on software revenue recognition will exclude products containing both software and non-software components that function together to deliver the product’s essential functionality from the scope of current revenue recognition guidance for software products. Although these consensuses are effective for the Company as of January 1, 2011, early adoption is permitted with expanded disclosures and retrospective adjustment to the beginning of the fiscal year of adoption. The Company is currently assessing the timing of adoption.

3. Investments
In accordance with ASC 320-10, Investments — Debt and Equity Securities, the Company has classified its investment securities as held-to-maturity. These securities are reported at amortized cost, which approximates fair market value.
The amortized cost and estimated fair value of the Company’s investment securities was as follows:

	December 28, 2008		September 27, 2009
		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Certificate of deposits	$—	$—	$1,694	$1,694
Corporate debt securities	86,140	86,674	34,651	34,713
Debt securities of U.S. government agencies	111,801	112,709	156,162	156,305

	$197,941	$199,383	$192,507	$192,712

All held-to-maturity investment securities had maturities of less than one year as of December 28, 2008. Held-to-maturity investment securities of $163,484 and $29,023 are expected to mature in less than one year and between one to two years, respectively, as of September 27, 2009.
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
The Company intends to hold all of the securities it held as of September 27, 2009 to maturity, but will continue to monitor the creditworthiness of all securities.
As of September 27, 2009, the Company held 12 securities in an unrealized loss position totaling $33. The unrealized losses on individual securities was less than 1% of amortized cost and represented less than 1% of total amortized cost of all investments. Given the nominal amount of the unrealized loss and the creditworthiness of the issuers of the securities that were in an unrealized loss position at September 27, 2009, the Company concluded there was no other-than-temporary impairment on any of its investments. The Company noted no material declines in fair value subsequent to September 27, 2009.
As of December 28, 2008 and September 27, 2009, the Company had gross unrealized gains in its securities held of $1,442 and $238, respectively.
4. Goodwill and Intangible Assets
As of December 28, 2008 and September 27, 2009, the Company’s goodwill and acquired intangible assets consisted of the following:

	December 28, 2008
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible
Goodwill	$7,998	$—	$7,998
Developed technology	3,340	1,113	2,227
Customer relationships	1,350	563	787
Non-compete agreements	190	106	84

Total goodwill and intangible assets	$12,878	$1,782	$11,096

	September 27, 2009
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible
Goodwill	$7,998	$—	$7,998
Developed technology	3,340	1,614	1,726
Customer relationships	1,350	816	534
Non-compete agreements	190	153	37

Total goodwill and intangible assets	$12,878	$2,583	$10,295

Amortization expense on intangible assets was $267 for the three months ended September 28, 2008 and September 27, 2009. Amortization expense on intangible assets was $801 for the nine months ended September 28, 2008 and September 27, 2009. The Company records amortization expense related to developed technology as a component of cost of product revenue in the accompanying consolidated statements of operations. Expected future amortization of intangible assets for fiscal periods indicated is as follows:

Fiscal year:
Remainder of 2009	$267
2010	1,027
2011	780
2012	223

$2,297

In accordance with ASC 360-10-35-21, When to Test a Long-Lived Asset for Recoverability (“ASC 360-10-35-21”), the Company considered whether there were any indicators of impairment for its long-lived and intangible assets as of September 27, 2009 and determined there were none.
As it did in fiscal 2008, the Company will conduct its annual goodwill impairment test in the fourth quarter of fiscal 2009 in accordance with ASC 350-10, Intangibles — Goodwill and Other (“ASC 350-10). In accordance with ASC 350-10, the Company considered whether there were any indicators of impairment as of September 27, 2009 and determined there were none.
5. Fair Value Measurements
Effective January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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

The Company’s adoption of ASC 820-10 did not have a material impact on its consolidated financial statements. As of December 28, 2008 and September 27, 2009, the Company had investments of $0 and $1,694, respectively, in certificates of deposit disclosed in Note 3 that were valued using Level 1 inputs (quoted market prices for identical assets). As of December 28, 2008 and September 27, 2009, the Company had investments disclosed in Note 3 that were valued using Level 2 inputs (significant and observable assumptions) as follows:

	December 28,	September 27,
	2008	2009
Corporate debt securities	$86,674	$34,713
Government sponsored entities	112,709	156,305

	$199,383	$191,018

As of December 28, 2008, the Company had cash equivalents in corporate debt securities and government sponsored entities that were valued using Level 2 inputs (significant and observable assumptions) and had cash equivalents in money market mutual funds that were valued using Level 1 inputs (quoted market prices for identical assets) as follows:

	Level 1	Level 2
	Inputs	Inputs	Totals
Corporate debt securities	$—	$3,099	$3,099
Government sponsored entities	—	1,500	1,500
Money market mutual funds	20,665	—	20,665

	$20,665	$4,599	$25,264

As of September 27, 2009, the Company had $6,141 in cash equivalents in money market mutual funds that were valued using Level 1 inputs (quoted market prices for identical assets).
As of December 28, 2008, the Company had $193 of restricted investments which represented certificates of deposit that collateralize outstanding letters of credit related to certain of the Company’s facility leases. As of September 27, 2009, the Company had $403 of restricted investments which represented certificates of deposit that collateralize outstanding letters of credit related to certain of the Company’s facility leases as well as the Company’s foreign currency hedging program. The Company believes that carrying value approximates fair value based on the market rate of interest for a comparable instrument as of December 28, 2008 and September 27, 2009.
The Company recognizes all derivative financial instruments in its consolidated financial statements at fair value in accordance with ASC 815-10, Derivatives and Hedging (“ASC 815-10”). The Company determines the fair value of these instruments using the framework prescribed by ASC 815-10, by considering the estimated amount it would receive to sell or transfer these agreements at the reporting date and by taking into account current interest rates, current currency exchange rates, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. The Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of its derivative instruments. As of September 27, 2009, the Company had $2,311 in currency exchange contracts valued using Level 2 inputs.
On December 29, 2008, the Company adopted ASC 820-10 for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 for those assets and liabilities did not have a material impact on the Company’s financial position, results of operations or liquidity. The Company did not have any nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of September 27, 2009.
6. Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. During fiscal 2009, the Company began entering into derivative instruments for risk management purposes only. The Company does not enter into derivative instruments for speculative purposes. The Company’s current derivative program does not qualify for hedge accounting treatment under ASC 815-10.
Beginning in fiscal 2009, the Company has used forward foreign currency exchange contracts to hedge its exposure to forecasted foreign currency denominated transactions based in the United Kingdom. These forward contracts are not designated as cash flow, fair value or net investment hedges under ASC 815-10; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. These derivative instruments do not subject its earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the expenses and transactions being hedged. However, changes in currency exchange rates related to any unhedged transactions may impact the Company’s earnings and cash flows.
The success of the Company’s hedging program depends, in part, on forecasts of transaction activity in various currencies (primarily British pound sterling and Indian rupee). The Company may experience unanticipated currency exchange gains or losses to the extent that there are differences between forecasted and actual activity during periods of currency volatility.

The following table summarizes the outstanding forward foreign exchange contracts held by the Company at September 27, 2009.

		September 27, 2009
		Local	Approximate
		Currency	U.S. Dollar
	Hedge Type	Amount	Equivalent
British pound	Sale	475	757
British pound	Sale	475	757
British pound	Sale	500	797

		1,450	$2,311

As of September 27, 2009, the Company’s forward foreign exchange contracts are classified as short-term with maturities between one and three months.
Realized and unrealized foreign currency gains (losses), net of hedging are accounted for in other income (expense). The Company had no forward foreign exchange contracts outstanding during the three or nine months ended September 28, 2008. During the three months ended September 27, 2009, the Company recorded a foreign exchange loss of $94 in interest and other income, net. During the nine months ended September 27, 2009, the Company recorded a foreign exchange gain of $721 in interest and other income, net. As of September 27, 2009, $204 of the then fair value of the Company’s outstanding forward foreign exchange contracts was included in prepaid expenses and other current assets, representing the unrealized gains on those contracts in the accompanying condensed consolidated balance sheet. The Company settles forward foreign exchange contracts in cash.
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
7. Income Taxes
The Company recorded an income tax benefit of $9,019 for the three months ended September 27, 2009, inclusive of discrete items. This tax benefit relates principally to losses incurred from operations in the United States expected to be recovered from both income generated in the United States during the remainder of 2009 and the carryback of any excess loss to offset taxable profits reported in prior years. The Company recorded an income tax benefit of $25,655 for the nine months ended September 27, 2009, inclusive of discrete items. This tax benefit relates principally to losses incurred from operations in the United States expected to be recovered from both income generated in the United States during the remainder of 2009 and the carryback of any excess loss to offset taxable profits reported in prior years and the impact of the reduction of a valuation allowance against the Company’s U.K. net operating loss carryforwards as a result of profit realized on the sale of intellectual property and goodwill to the U.S. parent. The Company has eliminated the impact of this inter-company sale in the financial statements in accordance with the provisions of ASC 810-10, Consolidation . The effect of discrete items for the three months ended September 27, 2009 was a net tax expense of $250 resulting from a reduction of tax credits and interest recorded for unrecognized tax benefits partially offset by benefits from the exercise of stock options. The effect of discrete items for the nine months ended September 27, 2009 was a net tax benefit of $3,015 consisting of the benefit associated with the release of the valuation allowance on U.K. net operating losses as a result of the sale of intellectual property and goodwill noted above partially offset by net discrete tax expense from interest recorded for unrecognized tax benefits, a reduction of tax credits and the exercise of stock options.
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

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of accumulated losses in all tax jurisdictions over the last three years as well as its ability to generate income in future periods. At September 27, 2009, the Company had $24,597 in gross deferred tax assets against which $7,002 in valuation allowances have been recorded related to state tax credits for which it is more likely than not that these assets will not be realized given the nature of the assets and the likelihood of future realization.
At September 27, 2009, the Company had $5,685 of unrecognized tax benefits, the benefit of which, if recognized, would reduce the Company’s effective tax rate. The Company does not anticipate a material change to the amount of its unrecognized tax benefits over the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 27, 2009, the Company had $340 of interest accrued on its unrecognized tax benefits.
The Company files income tax returns in the U.S. federal tax jurisdiction, various state jurisdictions and various foreign jurisdictions. The statute of limitations for federal and state tax authorities is closed for years prior to the year ended January 1, 2006 although carryforward attributes that were generated prior to 2004 may still be subject to examination if they either have been or will be utilized to offset taxable income in tax years 2004 and forward. During fiscal 2008, The Commonwealth of Massachusetts completed an audit of the Company’s Massachusetts excise tax returns for the tax years ended January 2, 2005, January 1, 2006 and December 31, 2006. There was no change made to the Company’s tax liability, however, certain tax benefit carryovers were adjusted.
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
The Emergency Economic Stabilization Act of 2008 was enacted into law on October 3, 2008. A provision of this law extended the federal research and experimental credit for expenses incurred from January 1, 2008 through December 31, 2009. The Company recognized a benefit of approximately $560 and $1,321 from the federal research credit for the three and nine months ended September 27, 2009 respectively, compared with no benefit for the three and nine months ended September 28, 2008.
The Company’s subsidiary in India has operated under a tax holiday granted to certain software companies that resulted in tax savings of $1,469 through September 27, 2009. The tax holiday is scheduled to expire in March 2011.
8. Commitments and Contingencies
The Company conducts its operations in leased facilities, and rent expense charged to operations for the three months ended September 28, 2008 and September 27, 2009 was $388 and $385, respectively. Rent expense charged to operations for the nine months ended September 28, 2008 and September 27, 2009 was $1,095 and $1,190, respectively.
In connection with a lease incentive arrangement entered into as part of the Company’s headquarters lease, the Company recorded a lease incentive obligation and is amortizing that obligation as a reduction to rent expense over the term of the lease. As of December 28, 2008 and September 27, 2009, the unamortized amount was $1,696 and $1,305, respectively. During the three months ended September 28, 2008 and September 27, 2009, the Company amortized the lease incentive obligation by approximately $130 and $131, respectively. During the nine months ended September 28, 2008 and September 27, 2009, the Company amortized the lease incentive obligation by approximately $391 and $391, respectively. The remaining lease incentive amounts are classified either as components of accrued expenses and other current liabilities or other liabilities based on the future timing of amortization against rent expense.
In addition, certain of the Company’s facilities operating leases contain escalating rent payments and as a result, the Company has straight-lined the rent expense associated with these leases in accordance with ASC 840-10, Leases.
Future minimum commitments as of September 27, 2009, under all of the Company’s leases, are as follows:

Fiscal year:
Remainder of 2009	$400
2010	1,587
2011	1,491
2012	492
2013	10

$3,980

The Company has contractual commitments that require the Company to purchase certain minimum quantities of products as of September 27, 2009.
Future minimum commitments as of September 27, 2009 are as follows:

Fiscal year:
Remainder of 2009	$2,618
2010	897
2011	213

$3,728

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
9. Stock Plans
Stock Options
As there was no public market for the Company’s common stock prior to July 19, 2007, the date of the Company’s IPO, the Company determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the nine months ended September 28, 2008 was 58% and in the nine months ended September 27, 2009 was 51%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107. The expected life of options granted during the nine months ended September 28, 2008 and September 27, 2009 was 6.25 years. For the nine months ended September 28, 2008 and September 27, 2009, the weighted-average risk free interest rate used was 3.22% and 2.41%, respectively. The risk-free interest rate is based on a weighted average of a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although the Company paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as the Company does not currently anticipate paying cash dividends on its shares of common stock in the future. ASC 718-10, Stock Compensation, requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas previous guidance permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under such previous guidance. As a result, the Company applied an estimated forfeiture rate between 4% and 5% for the nine months ended September 28, 2008 and 6% for the nine months ended September 27, 2009 in determining the expense recorded in its consolidated statement of operations. These rates were derived by review of the Company’s historical forfeitures since 2000.

Stock option activity under the 2007 Plan for the nine months ended September 27, 2009 is summarized as follows:

				Weighted
			Weighted	Average
			Average	Remaining		Weighted
		Range of	Exercise	Contractual	Aggregate	Average
	Number of	Exercise	Price	Term in	Intrinsic	Fair Value
	Shares	Prices	per Share	Years	Value	per Share
Outstanding at December 28, 2008	12,729,531	$0.001–7.89	$2.94	6.68	$37,866

Granted	2,963,822	$5.22–5.99	$5.46			$5.46

Exercised	(1,293,863)	0.11–6.44	1.57		$5,454

Cancelled	(408,051)	$1.51–7.44	5.36

Outstanding at September 27, 2009	13,991,439	$0.001–7.89	$3.53	6.79	$46,314

Exercisable at September 27, 2009	7,609,158	$0.001–7.89	$2.30	5.37	$34,496

Options vested or expected to vest at September 27, 2009 (1)	13,572,675	$0.001–7.89	$3.47	6.72	$45,692

Available for grant at September 27, 2009	14,358,782

1.
This represents the number of vested stock options as of September 27, 2009 plus the unvested outstanding options at September 27, 2009 expected to vest in the future, adjusted for estimated forfeitures.

For the three months ended September 28, 2008 and September 27, 2009, the Company recorded expense of $1,278 and $1,687, respectively, in connection with share-based awards and related tax benefit of approximately $193 and $333 for the three months ended September 28, 2008 and September 27, 2009, respectively. For the nine months ended September 28, 2008 and September 27, 2009, the Company recorded expense of $3,542 and $4,500, respectively, in connection with share-based awards and related tax benefit of approximately $504 and $873 for the nine months ended September 28, 2008 and September 27, 2009, respectively. As of September 27, 2009, future expense for non-vested stock options of $17,004 was expected to be recognized over a weighted-average period of 2.68 years.
The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants for the three and nine months ended September 28, 2008 and September 27, 2009, which were allocated as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 27,	September 28,	September 27,
	2008	2009	2008	2009
Cost of service revenue	$70	$104	$181	$292
Research and development	757	984	2,112	2,620
Selling and marketing	266	342	763	875
General and administrative	185	257	486	713

Total stock-based compensation	$1,278	$1,687	$3,542	$4,500

Common Stock Repurchase Plans
In July 2008, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s common stock over the following 12 months. This initial stock repurchase program was scheduled to terminate on July 29, 2009 or earlier if the Company had so elected. The purchases of common stock were executed periodically on the open market, as market conditions warranted, under a Rule 10b5-1 plan, which the Company entered into in August 2008 and which permitted shares to be repurchased when the Company might otherwise have been precluded from doing so under insider trading laws. The Company completed its initial stock repurchase program in April 2009.
In February 2009, the Company’s board of directors authorized a second stock repurchase program authorizing the Company to purchase up to an additional $20,000 of the Company’s common stock following the completion of the initial stock repurchase program.

The following table summarizes the Company’s repurchases under the initial stock repurchase program for the nine months ended September 27, 2009.

				Approximate
				Dollar Value
			Total	of
			Number of	Shares That
			Shares	May
			Purchased	Yet Be
	Total	Average	as Part of	Purchased
	Number	Price	Publicly	Under the
	of Shares	Paid per	Announced	Announced
Period	Purchased	Share	Program	Program
Through December 28, 2008				$6,673
December 29, 2008 — January 25, 2009	318,400	$5.43	318,400	$4,944
January 26, 2009 — February 22, 2009	329,400	$5.34	329,400	$3,185
February 23, 2009 — March 29, 2009	299,730	$5.65	299,730	$1,492
March 30, 2009 — April 26, 2009	206,918	$5.80	206,918	$292
April 27, 2009 — May 24, 2009	51,061	$5.69	51,061	$—

Total	1,205,509	$5.54	1,205,509	$—

The following table summarizes the Company’s repurchases under the second stock repurchase program for the nine months ended September 27, 2009.

				Approximate
				Dollar Value
			Total	of
			Number of	Shares That
			Shares	May
			Purchased	Yet Be
	Total	Average	as Part of	Purchased
	Number	Price	Publicly	Under the
	of Shares	Paid per	Announced	Announced
Period	Purchased	Share	Program	Program
				$20,000
December 29, 2008 — January 25, 2009	—	$—	—	$20,000
January 26, 2009 — February 22, 2009	—	$—	—	$20,000
February 23, 2009 — March 29, 2009	—	$—	—	$20,000
March 30, 2009 — April 26, 2009	—	$—	—	$20,000
April 27, 2009 — May 24, 2009	188,482	$5.33	188,482	$18,995
May 25, 2009 — June 28, 2009	215,266	$5.77	215,266	$17,753
June 29, 2009 — July 26, 2009	—	$—	—	$17,753
July 27, 2009 — August 23, 2009	61,276	$6.03	61,276	$17,384
August 24, 2009 — September 27, 2009	—	$—	—	$17,384

Total	465,024	$5.63	465,024	$17,384

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

The Company committed to a specified future software upgrade in April 2005, which the Company refers to as its April 2005 specified upgrade. The Company delivered the April 2005 specified upgrade in April 2007. The Company committed to a subsequent specified upgrade in September 2006, which the Company refers to as its September 2006 specified upgrade. The Company delivered the September 2006 specified upgrade in November 2007. The Company committed to a specified upgrade in June 2007, which the Company refers as its June 2007 specified upgrade. The Company delivered the June 2007 specified upgrade in June 2008. The Company committed to an additional subsequent specified upgrade in December 2007, which the Company refers to as its December 2007 specified upgrade. The Company delivered the December 2007 specified upgrade in the fourth quarter of fiscal 2008. The Company has outstanding commitments for additional specified upgrades committed to in July 2008, October 2008 and May 2009, which the Company refers to as its July 2008 specified upgrade, its October 2008 specified upgrade and its May 2009 specified upgrade, respectively. The Company expects to deliver the July 2008 specified upgrade in fiscal 2009 and the October 2008 and May 2009 specified upgrades in the first half of fiscal 2010.
At December 28, 2008 and September 27, 2009, other deferred revenue primarily related to sales and development services for the Company’s new fixed-mobile convergence related products.
Deferred revenue and deferred product and service costs at December 28, 2008 consisted of the following:

	Current	Long-Term	Total
Deferred revenue related to December 2007 specified upgrade	$7,397	$—	$7,397
Deferred revenue related to July 2008 specified upgrade	37,775	—	37,775
Deferred revenue related to October 2008 specified upgrade	13,663	—	13,663
Other deferred revenue	2,475	5,550	8,025

Total deferred revenue	$61,310	$5,550	$66,860

Deferred product cost related to December 2007 specified upgrade	$79	$—	$79
Deferred product cost related to July 2008 specified upgrade	742	—	742
Deferred product cost related to October 2008 specified upgrade	566	—	566
Other deferred product and service costs	526	1,300	1,826

Total deferred product and service costs	$1,913	$1,300	$3,213

Deferred revenue and deferred product and service costs at September 27, 2009 consisted of the following:

	Current	Long-Term	Total
Deferred revenue related to July 2008 specified upgrade	$37,775	$—	$37,775
Deferred revenue related to October 2008 specified upgrade	47,359	—	47,359
Deferred revenue related to May 2009 specified upgrade	37,987	—	37,987
Other deferred revenue	1,139	14,447	15,586

Total deferred revenue	$124,260	$14,447	$138,707

Deferred product cost related to July 2008 specified upgrade	$742	$—	$742
Deferred product cost related to October 2008 specified upgrade	1,248	—	1,248
Deferred product cost related to May 2009 specified upgrade	720	—	720
Other deferred product and service costs	307	4,865	5,172

Total deferred product and service costs	$3,017	$4,865	$7,882

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 28,	September 27,
	2008	2009
Payroll and payroll-related accruals	$9,497	$6,872
Accrued rent expense	603	595
Accrued legal fees	161	464
Accrued audit and tax	722	401
Accrued royalties	1,644	1,811
Other accruals	1,738	1,931

	$14,365	$12,074

12.	Related Party Transactions
The Company has an agreement with Qualcomm Incorporated (“Qualcomm”) under which it licenses software for use in the development of infrastructure equipment. The Company also has a supply and distribution agreement with Qualcomm relating to the Company’s “ipBTS” products. The Company paid Qualcomm approximately $161 during the three months ended September 28, 2008 and $538 during the three months ended September 27, 2009 in upfront license payments, royalties and component purchases under its license and supply agreements with Qualcomm. The Company paid Qualcomm approximately $1,086 during the nine months ended September 28, 2008 and $1,390 during the nine months ended September 27, 2009 in upfront license payments, royalties and component purchases under its license and supply agreements with Qualcomm. During each of the three months ended September 28, 2008 and September 27, 2009, Qualcomm paid the Company $2,000 for development services. During the nine months ended September 28, 2008 and September 27, 2009, Qualcomm paid the Company $2,406 and $3,030, respectively, for prototype purchases and development services. Amounts due to Qualcomm of $909 and $1,070 were included in accrued expenses and other current liabilities as of December 28, 2008 and September 27, 2009, respectively.
In January 2009, the Company formalized a development agreement with Qualcomm to develop and commercialize certain EV-DO software products. The fees paid by Qualcomm under this agreement are potentially subject to refund as royalties on future sales of this developed product, if and when development and commercialization occur. During fiscal 2008 and the first three quarters of fiscal 2009, total development fees under this arrangement were $6,500 and were classified as long-term deferred revenue as of September 27, 2009. The Company received a letter from Qualcomm dated September 24, 2009 which gave the Company a 30 day written notice of Qualcomm’s intent to terminate the development agreement. The Company intends to renegotiate its contract with Qualcomm. Should the termination become effective in the fourth quarter of fiscal 2009, the Company would recognize $6,500 of revenue.
As of December 28, 2008, Qualcomm owned 9% of the Company’s outstanding common stock. As of September 27, 2009, Qualcomm owned approximately 6% of the Company’s outstanding common stock.
Some of the technology that the Company incorporates into its EV-DO products and sells to Nortel Networks is licensed from Qualcomm. In the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, Qualcomm undertook an audit of the royalties that were paid in respect of the EV-DO products that the Company sold between 2003 and 2007. Qualcomm determined that the Company does not owe any additional royalties beyond the amounts accrued.
13. Nortel Networks Bankruptcy
On January 14, 2009, Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Also on January 14, 2009, some of Nortel Networks Corporation’s U.S. subsidiaries, including Nortel Networks Inc., filed Chapter 11 voluntary petitions in the State of Delaware (the “bankruptcy filing”).
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
Substantially all of the Company’s current billings and revenue are derived from Nortel Networks. Pre-bankruptcy filing outstanding invoices to Nortel Networks as of December 28, 2008 and September 27, 2009 totaled $21,818 and $36,442, respectively. Collection of these invoices will be subject to Nortel Networks’ bankruptcy proceedings, and the Company is not able to estimate how much, if any, of these invoices will be collected. As such, the Company has elected to treat these invoices on a cash basis. Invoices outstanding as of the bankruptcy filing date are not reflected in the Company’s Balance Sheets as of December 28, 2008 and September 27, 2009.
The Company has been working with Nortel Networks to have its agreement assumed, as it has been told by Nortel that it is a long term partner and key supplier to Nortel. If Nortel Networks’ agreement with the Company is assumed, Nortel Networks would be required to become current in all of its outstanding obligations to the Company, including obligations outstanding prior to the filing. If the agreement is not assumed, all outstanding obligations will be subject to discharge and the Company likely would not be able to collect these receivables in full, if at all. Transactions after the filing are subject to normal terms as stated in the contract and obligations are required to be paid in due course.
On January 22, 2009, the United States Trustee appointed the Company to the Official Committee of Unsecured Creditors in the Nortel Networks bankruptcy cases. There are four other members of such Committee. The Committee has been and will represent the interests of all unsecured creditors and attempt to maximize recovery for all unsecured creditors in its negotiations with the debtor and other parties in the case.
On June 19, 2009, Nortel Networks Corporation announced the proposed “stalking horse” asset sale of Nortel Networks’ CDMA business to Nokia Siemens Networks B.V. (“Nokia”), a global wireless network infrastructure provider. Two additional entities were qualified by Nortel Networks Corporation to bid with Nokia in an auction to purchase the CDMA business. The auction was held on July 24, 2009. On July 28, 2009, the United States and Canadian bankruptcy courts approved a bid for Nortel Networks’ CDMA business by Ericsson, another global wireless network infrastructure provider, subject to satisfaction of regulatory and other conditions, which the Company now expects to be completed in November 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements include any expectation of earnings, revenues, billings or other financial items; development of femtocell alliances and shipments; statements related to our relationship with Nortel Networks, Inc., or Nortel Networks, the effect of Nortel Networks’ bankruptcy or the anticipated sale of Nortel Networks’ CDMA business to Ericsson; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
We are a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. We specialize in helping operators transform the mobile experience of users worldwide. Our high performance technology and products, from emerging comprehensive femtocell solutions to core mobile network infrastructure, enable operators to deliver broadband services to mobile subscribers, wherever they are.
Most of our current products are based on a wireless communications standard known as CDMA2000 1xEV-DO, or EV-DO. In 2002, we began delivering commercial infrastructure products based on the first generation EV-DO standard known as Rev 0. The second generation EV-DO standard is known as Rev A and supports push-to-talk, Voice-over-IP, or VoIP, and faster Internet services. We delivered our first Rev A software release in April 2007. Prior to 2008, most of our EV-DO sales were driven by operator deployments focused on coverage — with operators extending their broadband services across larger portions of their subscriber geographies. Data traffic and service revenue growth continues to outpace voice growth at many major wireless operators around the world. Our EV-DO sales in 2008 and the first three quarters of 2009 were driven by capacity growth as operators looked to expand their capacity to accommodate increased data traffic fueled by greater consumer use of handheld devices, web browsing and 3G multimedia applications, although operators in some markets continue to deploy our products to expand coverage. Over the longer term, we expect our EV-DO sales to continue to be driven by capacity growth as operators acquire more broadband subscribers that consume more broadband data.
We have developed a special business model to serve mobile operators and our original equipment manufacturer, or OEM customers with embedded software products. Our software is deployed in an OEM’s installed base of wireless networks. These networks are designed to deliver high quality wireless services to millions of consumers and are built and regularly upgraded over long periods of time, often 10 to 15 years. A key element of our strategy is to deliver significant increases in performance and functionality to both our OEM customers and to operators through software upgrades to these networks. In 2007, we delivered two major EV-DO software releases that provide for deployment of high-performance multi-media applications by enabling faster downlink and uplink speeds, supporting push-to-talk services, and adding new proprietary “clustering” features that are designed to dramatically improve network scalability. In 2008 we delivered two additional EV-DO software releases which enable mobile operators to more efficiently increase capacity and accelerate the roll-out of next-generation multimedia services.

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
We were founded in March 2000 and sold our first product in the second quarter of fiscal 2002. Our growth has been driven primarily by sales through our OEM customers to wireless operators already using our EV-DO products as they increase the capacity and geographic coverage of their networks, and by an increase in the number of wireless operators that decide to deploy our EV-DO products on their networks. We have sold over 60,000 channel card licenses for use by over 70 operators worldwide.
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
In September 2007, we entered into an agreement with Nortel Networks, amending certain provisions of the Development and Purchase and Sale Agreement for CDMA High Data Rate (1xEV-DO) Products, dated as of October 1, 2001, between us and Nortel Networks, in which we agreed to pricing for our products and services, including pricing for software products and upgrades that were under development at the time and were subsequently delivered in June 2008.
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
In June 2009, we entered into a master purchase agreement with Sprint/United Management Company, or (Sprint) to supply and support femtocell products. Under the agreement, we will provide our HubBub CDMA femtocell for Sprint’s commercial 3G femtocell service offerings. The agreement is non-exclusive and sets forth the terms and conditions under which Sprint may purchase our femtocell product and services. The term of the agreement extends through December 2014.
In September 2009, we entered into a supply and licensing agreement with a multinational infrastructure provider to to supply our UMTS and CDMA 2000 Femtocell technology for integration into its products such as stand alone femtocell access points or residential gateways, and resale of such products to its customers. The agreement is non-exclusive and sets forth the terms and conditions under which it may purchase our femtocell products and services. The term of the agreement extends through September 2012.
Our Development and Purchase Agreement for CDMA High Data Rate (1xEV-DO) Products with Nortel Networks is subject to rejection and discharge in Nortel Networks’ bankruptcy. United States and Canadian bankruptcy courts recently approved a bid by Telefon AB L.M. Ericsson, or Ericsson, to purchase Nortel Networks’ CDMA business. We intend to work to have our agreement with Nortel Networks assumed by Ericsson, but we may not be successful in having our agreement assumed without concession, or at all.
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
Our OEM customers typically are also potential competitors of ours in the markets that they serve. We face the competitive risk that our OEM customers might develop internally alternative solutions or purchase alternative products from our competitors. Our future success depends on our ability to continue to develop products that offer advantages over alternative solutions that our OEM customers might develop or purchase from others.
Our typical sales arrangements involve multiple elements, including: perpetual licenses for our software products and specified software upgrades; the sale of hardware, maintenance and support services; and the sale of professional services, including training. Software is more than incidental to all of our products and, as a result, we recognize revenue in accordance with Accounting Standards Codification, or ASC 985-605, Software Revenue Recognition, or ASC 985-065.
Impact of ASC 985-605, Software Revenue Recognition
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
We first derived revenue and product and service billings in fiscal 2002 from the sale of first generation EV-DO mobile network products based on the Rev 0 version of the standard. Prior to the third quarter of fiscal 2006, we sold Rev 0-based base station channel cards, which were manufactured for us by a third party, and licensed Rev 0 software for these OEM base station channel cards, as well as for RNCs and network management systems. In connection with the transition to products based on the Rev A version of the standard, Nortel Networks exercised its right to license our hardware design in order to manufacture the OEM base station channel cards that support Rev A instead of purchasing this hardware from us. As a result, since the third quarter of fiscal 2006, our product sales to Nortel Networks have been derived solely from the license of software, specifically Rev 0 and Rev A software, RNCs and network management systems, as well as Rev A software for OEM base station channel cards and system upgrades.
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

Our product revenue in fiscal 2006 consisted primarily of software license fees and hardware shipments to our primary OEM customer from fiscal 2002 through the first quarter of fiscal 2005, which is when we made an additional commitment for a specified future software upgrade. We refer to that software upgrade as our April 2005 specified upgrade or software version 4.0. In the first quarter of fiscal 2007, we delivered software version 4.0. As a result, we recognized product revenue of $141.5 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from April 2005 through September 2006, which is when we made another commitment for a specified future software upgrade. We refer to that software upgrade as our September 2006 specified upgrade or software version 5.0. In the fourth quarter of fiscal 2007, we delivered software version 5.0. As a result, we recognized product revenue of $137.4 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from September 2006 through June 2007, which is when we made another commitment for a specified future software upgrade. We refer to that software upgrade as the June 2007 specified upgrade or software version 6.0. In the second quarter of fiscal 2008, we delivered software version 6.0. As a result, we recognized product revenue of $59.0 million that consisted primarily of billings from software license fees to our primary OEM customer from June 2007 through December 2007, when we made another commitment for a specified future software upgrade. We refer to that software upgrade as the December 2007 specified upgrade or software version 7.0. In the fourth quarter of fiscal 2008, we delivered software version 7.0. As a result, we recognized product revenue of $57.1 million that consisted primarily of billings from software license fees to our primary OEM customer from December 2007 through July 2008, when we made another commitment for a specified future software upgrade. We refer to that software upgrade as the July 2008 specified upgrade or software version 8.0. In October 2008, we made another commitment for a specified software upgrade, which we refer to as the October 2008 specified upgrade or software version 8.1. In May 2009, we made another commitment for a specified software upgrade, which we refer to as the May 2009 specified upgrade or software version 8.2. As of September 27, 2009, there were three specified software upgrades that we had not yet delivered, software versions 8.0, 8.1 and 8.2. We expect to deliver software version 8.0 in the fourth quarter of fiscal 2009, subsequent to the sale of Nortel’s CDMA business to Ericsson. We expect to deliver software versions 8.1 and 8.2 in the first half of fiscal 2010.
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
As discussed above, we defer all revenue, including revenue related to maintenance and support services, until all specified upgrades outstanding at the time of shipment have been delivered. When VSOE of fair value for PCS does not exist, all revenue related to product sales and software-only license fees, including bundled PCS, is deferred until all specified software upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, we recognize a proportionate amount of all such revenue previously deferred based on the portion of the applicable warranty period that has elapsed at the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. When VSOE of fair value for PCS exists, we allocate a portion of the initial product revenue and software-only license fees to the bundled PCS based on the fees we charge for annual PCS when sold separately. When all specified software upgrades outstanding at the time of shipment are delivered, under the residual method, we recognize the previously deferred product revenue and software-only license fees, as well as the earned PCS revenue, based on the portion of the applicable warranty period that has elapsed. The unearned PCS revenue is recognized ratably over the remainder the applicable warranty period. Notwithstanding our inability to establish VSOE of fair value of maintenance and support services to Nortel Networks under ASC 985-605 for revenue recognition purposes, we are permitted to present product revenue and service revenue separately on our consolidated statements of operations based on historical maintenance and support services renewal rates at the time of sale.
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
On January 14, 2009, Nortel Networks announced that it had filed for bankruptcy protection. At the time of that filing, we had outstanding invoices to Nortel Networks in the amount of $21.8 million and during the first quarter of fiscal 2009 we invoiced an additional $14.6 million to Nortel Networks related to royalties earned and services performed through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings. As a result, we excluded from billings and accounts receivable pre-bankruptcy filing outstanding invoices to Nortel Networks of $21.8 million from the quarter and year ended December 28, 2008 and $14.6 million for the quarter ended March 29, 2009. Outstanding invoices as of the date of the Nortel Networks filing will be accounted for on a cash basis as collected.
Our product and service billings were $43.0 million in the third quarter of fiscal 2008 and $107.1 million in the first three quarters of fiscal 2008 and $31.2 million in the third quarter of fiscal 2009 and $88.7 million in the first three quarters of fiscal 2009. Product and service billings to Nortel Networks comprised 93% of billings in the third quarter of fiscal 2008, 95% of billings in the first three quarters of fiscal 2008, 87% of billings in the third quarter of fiscal 2009 and 89% of billings in the first three quarters of fiscal 2009.
The following table reconciles revenue to product and service billings:

	Three Months Ended		Nine Months Ended
	September 28,	September 27,	September 28,	September 27,
	2008	2009	2008	2009
	(dollars in thousands)
Revenue	$8,247	$2,726	$74,904	$16,869
Deferred revenue, at end of period	112,134	138,707	112,134	138,707
Less: deferred revenue, at beginning of period	(77,396)	(110,185)	(79,978)	(66,860)

Product and service billings	$42,985	$31,248	$107,060	$88,716

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
Under our revenue recognition policy as described above, we recognize revenue from sales to an OEM customer only when we deliver a specified upgrade to which we had previously committed. When we commit to an additional upgrade before we have delivered a previously committed upgrade, we defer all revenue from product sales after the date of such commitment until we deliver the additional upgrade.
We committed to a specified future software upgrade in April 2005, which we refer to as our April 2005 specified upgrade. We delivered the April 2005 specified upgrade in April 2007. We committed to a subsequent specified upgrade in September 2006, which we refer to as our September 2006 specified upgrade. We delivered the September 2006 specified upgrade in November 2007. We committed to a specified upgrade in June 2007, which we refer to as our June 2007 specified upgrade. We delivered the June 2007 specified upgrade in June 2008. We committed to a subsequent specified upgrade in December 2007, which we refer to as our December 2007 specified upgrade. We delivered the December 2007 specified upgrade in the fourth quarter of fiscal 2008. We have outstanding commitments for additional specified upgrades committed to in July 2008, October 2008 and May 2009, which we refer to as our July 2008 specified upgrade, its October 2008 specified upgrade and our May 2009 specified upgrades. We expect to deliver the July 2008 specified upgrade in the fourth quarter of fiscal 2009, subsequent to the expected closing of Ericsson’s acquisition of Nortel’s CDMA business. We expect to deliver the October 2008 and May 2009 specified upgrades in the first half of fiscal 2010.

Deferred revenue at December 28, 2008 consisted of the following:

	Current	Long-Term	Total
Deferred revenue related to December 2007 specified upgrade	$7,397	$—	$7,397
Deferred revenue related to July 2008 specified upgrade	37,775	—	37,775
Deferred revenue related to October 2008 specified upgrade	13,663	—	13,663
Other deferred revenue	2,475	5,550	8,025

Total deferred revenue	$61,310	$5,550	$66,860

Deferred revenue at September 27, 2009 consisted of the following:

	Current	Long-Term	Total
Deferred revenue related to July 2008 specified upgrade	$37,775	$—	$37,775
Deferred revenue related to October 2008 specified upgrade	47,359	—	47,359
Deferred revenue related to May 2009 specified upgrade	37,987	—	37,987
Other deferred revenue	1,139	14,447	15,586

Total deferred revenue	$124,260	$14,447	$138,707

We expect Ericsson’s acquisition of Nortel’s CDMA business to close in the fourth quarter of 2009, and we expect to collect our outstanding pre-bankruptcy filing invoices to Nortel of $36.4 million. If we collect this amount, approximately $0.5 million would be immediately recorded to revenue and the remaining amount of $35.9 million would be recorded as deferred revenue related to our October 2008 specified upgrade.
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
Some of the technology that we incorporate into our EV-DO products and sell to Nortel Networks is licensed from Qualcomm. In the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, Qualcomm undertook an audit of the royalties that we paid to Qualcomm in respect of the EV-DO products that we sold between 2003 and 2007. Qualcomm determined that we do not owe them any additional royalties beyond the amounts we had accrued.
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

Deferred Product and Service Costs
Cost related to product billings for invoiced shipments and software-only license fees for which revenue is not recognized in the current period is recorded as deferred product cost. In addition, when we perform development services that are essential to the functionality of the initial delivery of a new product where the associated revenues have been deferred due to the fact that they do not qualify as units of accounting separate from the delivery of the software, we defer direct and incremental development costs. The costs deferred consist of employee compensation and benefits for those employees directly involved with performing the development, as well as other direct and incremental costs. All costs incurred in excess of the related revenues are expensed as incurred. Deferred product and service costs increases each fiscal period by the amount of product and service costs associated with product and service billings that are deferred in the period and decreases by the amount of product and service costs associated with revenue recognized in the period. We classify deferred product cost that we expect to recognize during the next twelve months as current deferred product and service costs on our balance sheet. As of September 27, 2009, $3.0 million of deferred product cost was included in current assets and $4.9 million of deferred service cost was included in long-term assets.
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
Due to Nortel Networks’ bankruptcy filing on January 14, 2009, we excluded $14.6 million of pre-bankruptcy filing outstanding invoices to Nortel Networks from billings for the nine months ended September 27, 2009. As a result, our gross profit on billings was reduced by the same amount for the nine months ended September 27, 2009.
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
We expense all research and development cost as it is incurred. Our research and development is performed by our engineering personnel in the United States, India and the United Kingdom. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position and the development of new products for new markets. Accordingly, we expect research and development expense to remain relatively flat through the remainder of fiscal 2009.
Sales and Marketing. Sales and marketing expense consists primarily of:
•	salaries, benefits and stock-based compensation related to our sales, marketing and customer support personnel;

•	commissions payable to our sales personnel;

•	travel, lodging and other out-of-pocket expenses;

•	marketing program expenses; and

•	other related overhead costs.
We expense sales commissions at the time they are earned, which typically is when the associated product and service billings are recorded or when a customer agreement is executed. We expect sales and marketing expense to increase in amount and as a percentage of product and service billings for the foreseeable future as we continue to increase the number of sales, marketing and customer service employees to expand our international presence and support our new femtocell products.

General and Administrative. General and administrative expense consists primarily of:
•	salaries, benefits and stock-based compensation related to our executive, finance, legal, human resource and administrative personnel;

•	professional services costs; and

•	other related overhead costs.
We expect general and administrative expense to decrease slightly in the fourth quarter of 2009.
Stock-Based Compensation Expense
We adopted the requirements of ASC 718-10, Stock Compensation , or ASC 718-10, in the first quarter of fiscal 2006. ASC 718-10 addresses all forms of shared-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. ASC 718-10 requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value.
Based on current stock option grants, we expect to recognize a future expense for non-vested options of $17.0 million over a weighted-average period of 2.68 years as of September 27, 2009. We expect stock-based compensation expense will increase for the foreseeable future as we expect to continue to grant stock-based incentives to our employees.
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
Due to the Nortel Networks’ bankruptcy filing on January 14, 2009, we excluded $36.4 million of pre-bankruptcy filing outstanding invoices to Nortel Networks from accounts receivable as of September 27, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings, and as a result, we cannot determine when we may collect these amounts, if at all. These amounts will be treated on a cash basis, if and when collected. Cash flows for the first quarter of 2009 were negatively impacted by $28.2 million, and cash flows for the second quarter of fiscal 2009 were negatively impacted by $8.2 million as a result of Nortel Networks’ bankruptcy filing.
Cash and Investments
We had unrestricted cash and cash equivalents and investments totaling $228.4 million as of December 28, 2008 and $205.3 million as of September 27, 2009. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1), and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer (with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.

We enter into derivative instruments for risk management purposes only and we do not enter into derivative instruments for speculative purposes. Our derivative program does not qualify for hedge accounting treatment. We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. To limit further our exposure to currency exchange rate fluctuations, we also occasionally exchange U.S. Dollars for other currencies in which we incur expenses significantly in advance of our need to make payments in those currencies.
We use forward foreign currency exchange contracts to hedge our exposure to forecasted foreign currency denominated transactions based in the United Kingdom. These forward contracts are not designated as cash flow, fair value or net investment hedges; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the expenses and transactions being hedged. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows. As of September 27, 2009, we had $2.3 million in currency exchange contracts. Gains and losses on the changes in fair value recorded to earnings are classified as other income and amounted to a $94,000 loss for the three months ended September 27, 2009, and a $721,000 gain for the nine months ended September 27, 2009.
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
Revenue Recognition
We derive revenue from the licensing of software products and software upgrades; the sale of hardware products, maintenance and support services; and the sale of professional services, including training. Our products incorporate software that is more than incidental to the related hardware. Accordingly, we recognize revenue in accordance with ASC 985-605.
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
For arrangements that include annual volume commitments and pricing levels, where such discounts are significant and incremental and where the maximum discount to be provided cannot be quantified prior to the expiration of the arrangement, we recognize revenue, provided that delivery and acceptance has occurred and provided that no other commitments such as specified upgrades are outstanding, based on the lowest pricing level stated in the arrangement. Any amounts invoiced in excess of the lowest pricing level are deferred and recognized ratably over the remaining discount period, which typically represents the greater of the PCS period or the remaining contractual period.
For our direct sales to end user customers, which have not been material to date, we recognize product revenue upon delivery provided that all other revenue recognition criteria have been met.
Our support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in our software. Our annual support and maintenance fees are based on a percentage of the initial sales or list price of the applicable hardware and software products and may include a fixed amount for help desk services. Included in the price of the product, we provide maintenance and support during the product warranty period, which is typically one year. As discussed above, we defer all revenue, including revenue related to maintenance and support services (“post-contract customer support” or “PCS”), until all specified upgrades outstanding at the time of shipment have been delivered. In connection with an amendment to our OEM arrangement with Nortel Networks in 2007, we can no longer assert VSOE of fair value for PCS to Nortel Networks. When VSOE of fair value for PCS cannot be established, all revenue related to product sales and software-only license fees, including bundled PCS, is deferred until all specified software upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, we recognize a proportionate amount of all such revenue previously deferred based on the portion of the applicable warranty period that has elapsed as of the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. When VSOE of fair value for PCS can be established, we allocate a portion of the initial product revenue and software-only license fees to the bundled PCS based on the fees we charge for annual PCS when sold separately. When all specified software upgrades outstanding at the time of shipment are delivered, under the residual method, we recognize the previously deferred product revenue and software-only license fees, as well as the earned PCS revenue, based on the portion of the applicable warranty period that has elapsed. The unearned PCS revenue is recognized ratably over the remainder the applicable warranty period. Notwithstanding our inability to establish VSOE of fair value of maintenance and support services to Nortel Networks for revenue recognition purposes, we present product revenue and service revenue separately on our consolidated statements of income based on historical maintenance and support services renewal rates at the time of sale.

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
In accordance with ASC 605-45, Principal Agent Considerations, or ASC 605-45, we classify the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. We record reimbursable out-of-pocket expenses in both product and services revenues and as a direct cost of product and services. For fiscal 2008 and the first three quarters of fiscal 2009, shipping and handling and reimbursable out-of-pocket expense were not material.
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
Investments and Restricted Investments
We determine the appropriate categorization of investments in securities at the time of purchase. As of December 28, 2008 and September 27, 2009, our investments were categorized as held-to-maturity and are presented at their amortized cost. We classify securities on our balance sheet as short-term or long-term based on the date we reasonably expect the securities to mature or liquidate.
As of September 27, 2009, we held 12 securities in an unrealized loss position totaling approximately $33,000. The unrealized losses on these individual securities were less than 1% of amortized cost and represented less than 1% of total amortized cost of all investments. Given the creditworthiness of the issuers of the securities that are in an unrealized loss position at September 27, 2009, we concluded there is no other-than-temporary impairment on any of these investments. We noted no material declines in fair value subsequent to September 27, 2009.
Stock-Based Compensation
Through the year ended January 1, 2006, we accounted for our stock-based awards to employees using the intrinsic value method and elected the disclosure-only requirements. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted. We followed the provisions of ASC 505-50, Equity Based Payments to Non-Employees, to account for grants made to non-employees.

ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. In accordance with ASC 718-10, we recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award, which is generally four to five years, and have elected to use the Black-Scholes option pricing model to determine fair value. ASC 718-10 eliminated the alternative of applying the intrinsic value method to stock compensation awards. We adopted the accounting standards of ASC 718-10 on the first day of fiscal 2006 using the prospective-transition method. As such, we will continue to apply the intrinsic value method in future periods to equity awards granted prior to the adoption of ASC 718-10.
As there was no public market for our common stock prior to July 19, 2007, the date of our IPO, we determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the nine months ended September 28, 2008 was 58% and in the nine months ended September 27, 2009 was 51%. The expected life of options was determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 107. The expected life of options granted during the nine months ended September 28, 2008 and September 27, 2009 was 6.25 years. For the nine months ended September 28, 2008 the weighted-average risk free interest rates used was 3.22% and for the nine months ended September 27, 2009 the weighted-average risk free interest rates used was 2.41%. The risk-free interest rate is based on a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although we paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as we do not currently anticipate paying cash dividends on our common stock in the future. In addition, ASC 718-10 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior FASB accounting guidance permitted companies to record forfeitures based on actual forfeitures, which was our historical policy. As a result, we applied an estimated forfeiture rate between 4% and 5% for the nine months ended September 28, 2008 and 6% for the nine months ended September 27, 2009 in determining the expense recorded in our consolidated statements of operations. These rates were derived by review of our historical forfeitures since 2000.
For the third quarter of fiscal 2008 we recorded an expense of $1.3 million for share-based awards and a related tax benefit of approximately $193,000. For the third quarter of fiscal 2009 we recorded an expense of $1.7 million for share-based awards and a related tax benefit of approximately $333,000. For the first three quarters of fiscal 2008 we recorded an expense of $3.5 million for share-based awards and a related tax benefit of approximately $504,000. For the first three quarters of fiscal 2009 we recorded an expense of $4.5 million for share-based awards and a related tax benefit of approximately $873,000. As of September 27, 2009, future expense for non-vested stock options of $17.0 million was expected to be recognized over a weighted-average period of 2.68 years.
Income Taxes
We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the provisions of ASC 740-10, Income Taxes (“ASC 740-10”), which requires the recognition of deferred income tax assets and liabilities for expected future tax consequences of events that have been recognized in our financial statements or tax returns. Under ASC 740-10, we determine the deferred tax assets and liabilities based upon the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must then periodically assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and, to the extent we believe that it is more likely than not our deferred tax assets will not be recovered, we must establish a valuation allowance against our deferred tax assets.
In July 2006, the FASB issued accounting guidance which creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-10 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. We adopted this guidance on January 1, 2007. We did not recognize any liability for unrecognized tax benefits as a result of adopting this guidance as of January 1, 2007. Our liability, including interest, was $5.7 million at December 28, 2008 and $6.0 million at September 27, 2009. During the nine months ended September 28, 2008, we recognized interest on uncertain tax liabilities of $142,000. During the nine months ended September 27, 2009, we recognized interest on uncertain tax liabilities of $156,000.

Results of Operations
Comparison of Three Months Ended September 28, 2008 and September 27, 2009
Revenue and Product and Service Billings

	Three Months Ended
	September 28,	September 27,	Period-to-Period
	2008	2009	Change
	(dollars in thousands)
Revenue	$8,247	$2,726	$(5,521)
Deferred revenue, end of period	112,134	138,707
Less: deferred revenue, beginning of period	(77,396)	(110,185)

Product and service billings	$42,985	$31,248	$(11,737)

Our revenue for the third quarter of fiscal 2009 was derived principally from maintenance and support services performed during the quarter. Our revenue for the third quarter of fiscal 2008 was derived principally from the ratable recognition of software license revenue related to the delivery of our June 2007 specified upgrade to Nortel Networks in the second quarter of fiscal 2008. As we are not able to assert VSOE of fair value on our maintenance services, we recognize Nortel Networks-related software revenue ratably over the warranty period, provided that there are no other outstanding commitments or upgrades. Our revenue for the third quarter of fiscal 2008 was also derived from maintenance and support services performed during the quarter.
The decrease in our product and service billings for the third quarter of fiscal 2009, as compared to the third quarter of fiscal 2008, was due primarily to delays in the delivery and acceptance of our software version 8.0 upgrade due to the timing of the expected purchase by Ericsson of Nortel’s CDMA business. We estimate that approximately $5 million to $7 million of upgrade billings shifted out of the third quarter 2009 due to this delay.
Cost of Revenue and Cost Related to Product and Service Billings

	Three Months Ended
	September 28,	September 27,	Period-to-Period
	2008	2009	Change
	(dollars in thousands)
Cost of revenue	$2,652	$2,900	$248
Deferred product and service cost, end of period	2,397	7,882
Less: deferred product and service cost, beginning of period	(1,354)	(6,492)

Cost related to product and service billings	$3,695	$4,290	$595

Cost of revenue in the third quarter of fiscal 2009 increased slightly as compared to the third quarter of fiscal 2008 due primarily to an increase in cost of service revenue of $0.3 million associated with an increase in customer service headcount to support a larger installed base of product.
The increase in cost related to product and service billings was due primarily to direct development costs associated with our development arrangements with Hitachi.
Gross Profit and Gross Profit on Billings

	Three Months Ended
	September 28,	September 27,	Period-to-Period
	2008	2009	Change
	(In thousands)
Gross profit	$5,595	$(174)	$(5,769)
Deferred revenue, at end of period	112,134	138,707
Less: Deferred revenue, at beginning of period	(77,396)	(110,185)
Deferred product and service cost, at beginning of period	1,354	6,492
Less: Deferred product and service cost, at end of period	(2,397)	(7,882)

Gross profit on Billings	$39,290	$26,958	$(12,332)

The decrease in gross profit in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 was due primarily to a decrease in revenue of $5.5 million to $2.7 million in the third quarter of fiscal 2009. We expect gross profit on our revenue to continue to fluctuate significantly in the future due to the time period between commitments for future software upgrades and the volume of sales in those time intervals.

Gross profit on Billings decreased primarily due to a decrease in product and service billings of $11.7 million to $31.2 million in the third quarter of fiscal 2009, partially offset by an increase in cost related to product and service billings of $0.6 million to $4.3 million in the third quarter of fiscal 2009.
Operating Expenses

	Three Months Ended		Period-to-Period
	September 28,	September 27,	Change
	2008	2009	Amount	Percentage
	(dollars in thousands)
Research and development	$18,859	$18,443	$(416)	(2.2)%
Sales and marketing	3,809	4,245	436	11.4%
General and administrative	2,281	3,438	1,157	50.7%

Total operating expenses	$24,949	$26,126	$1,177	4.7%

Research and Development. Research and development expense decreased slightly in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. The decrease was primarily related to a decrease in development tools expense of $0.4 million, a decrease in outside service expense of $0.4 million as well as an increase in direct costs recorded to long-term deferred service cost of $0.4 million, partially offset by an increase in salary and benefit expense of $0.8 million associated with an increase in the number of research and development employees. We expect research and development expense to remain relatively flat through the remainder of fiscal 2009.
Sales and Marketing. The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense of $0.5 million associated with an increase in the number of sales, marketing and customer service employees to expand our international presence and support our new FMC products, which we expect to be sold to a larger base of OEMs and operators than our EV-DO products.
General and Administrative. The increase in general and administrative expense in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 was primarily due to an increase in legal expense and outside service expense, some of which is related to the expected sale of Nortel’s CDMA business to Ericsson. We expect general and administrative expense to decrease slightly in the fourth quarter of fiscal 2009.
Operating Loss and Operating Profit on Billings

	Three Months Ended
	September 28,	September 27,	Period-to-Period
	2008	2009	Change
	(In thousands)
Operating loss	$(19,354)	$(26,300)	$(6,946)
Deferred revenue, at end of period	112,134	138,707
Less: Deferred revenue, at beginning of period	(77,396)	(110,185)
Deferred product and service cost, at beginning of period	1,354	6,492
Less: Deferred product and service cost, at end of period	(2,397)	(7,882)

Operating profit on billings	$14,341	$832	$(13,509)

The increase in operating loss was due primarily to the decrease in our gross profit, described above, coupled with the increase in our operating expenses, described above.
The decrease in operating profit on Billings was due to the decrease in our gross profit on Billings, described above, as well as the increase in our operating expenses, described above.
Interest Income and Other Income, Net. Interest income and other income, net, primarily consists of interest generated from the investment of our cash balances. The decrease in interest income from $1.5 million in the third quarter of fiscal 2008 to $0.4 million in the third quarter of fiscal 2009 was due primarily to lower interest rates and returns on investments coupled with lower average cash balances, as well as losses of $94,000 relating to our hedging program.
Income Taxes. We recognized a tax benefit of $9.0 million in the third quarter of fiscal 2009 primarily related to losses incurred from operations in the United States expected to be recovered from both income generated in the United States during the remainder of 2009 and the carryback of any excess loss to offset taxable profits reported in prior years. We recorded an income tax benefit of $5.4 million in the third quarter of fiscal 2008 relating principally to losses incurred in the United States taxed at the federal and state statutory rates partially offset by the effect of losses from foreign operations for which no tax benefit could be recognized.
When we begin to ship our FMC products in the United States in significant volumes, our effective state tax rate may increase and we may realize benefits from our state tax credit carryforwards.

Comparison of Nine Months Ended September 28, 2008 and September 27, 2009
Revenue and Product and Service Billings

	Nine Months Ended
	September 28,	September 27,	Period-to-Period
	2008	2009	Change
	(dollars in thousands)
Revenue	$74,904	$16,869	$(58,035)
Deferred revenue, end of period	112,134	138,707
Less: deferred revenue, beginning of period	(79,978)	(66,860)

Product and service billings	$107,060	$88,716	$(18,344)

Our revenue for the first three quarters of fiscal 2009 was derived principally from the ratable recognition of software license revenue related to the delivery of our December 2007 specified upgrade to Nortel Networks in the fourth quarter of fiscal 2008. As we are not able to assert VSOE of fair value on our maintenance services, we recognize Nortel Networks-related software revenue ratably over the warranty period, provided that there are no other outstanding commitments or upgrades outstanding at the time of shipment. Our revenue for the first three quarters of fiscal 2009 also consists of maintenance and support services performed during the period as well as recognition of other service revenue associated with the termination of our development agreement with Alcatel-Lucent. Our revenue for the first three quarters of fiscal 2008 was derived principally from the ratable recognition of software license revenue related to the delivery of our June 2007 specified upgrade to Nortel Networks in the second quarter of fiscal 2008. Our revenue for the first three quarters of fiscal 2008 was also derived from maintenance and support services performed during the period.
The decrease in our product and service billings for the first three quarters of fiscal 2009 as compared to the first three quarters of fiscal 2008 was due primarily to the exclusion of $14.6 million of pre-bankruptcy filing outstanding invoices to Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings, delays of approximately $5 million to $7 million of software upgrades due to the timing of the closing of Nortel’s sale of its CDMA business to Ericsson and the resulting delay of the delivery and acceptance of our software version 8.0 upgrade, offset by higher RNC sales volumes in the first three quarters of fiscal 2009 due to new coverage deployments as well as expansion of existing deployments by operators.
Cost of Revenue and Cost Related to Product and Service Billings

	Nine Months Ended
	September 28,	September 27,	Period-to-Period
	2008	2009	Change
	(dollars in thousands)
Cost of revenue	$7,892	$8,849	$957
Deferred product and service cost, end of period	2,397	7,882
Less: deferred product and service cost, beginning of period	(1,050)	(3,213)

Cost related to product and service billings	$9,239	$13,518	$4,279

Cost of revenue in the first three quarters of fiscal 2009 increased as compared to the first three quarters of fiscal 2008 due primarily to an increase in cost of service revenue of $1.2 million associated with an increase in customer service headcount to support a larger installed base of product as well as the recognition of direct development costs of $0.5 million associated with the termination of our development agreement with Alcatel-Lucent, partially offset by a decrease in royalty costs of $0.9 million related to the decrease in software license revenue recognized in the first three quarters of fiscal 2009 as compared to the first three quarters of fiscal 2008.
The increase in cost related to product and service billings was due primarily to direct development costs associated with our development arrangements with Hitachi and Alcatel-Lucent.

Gross Profit and Gross Profit on Billings

	Nine Months Ended
	September 28,	September 27,	Period-to-Period
	2008	2009	Change
	(In thousands)
Gross profit	$67,012	$8,020	$(58,992)
Deferred revenue, at end of period	112,134	138,707
Less: Deferred revenue, at beginning of period	(79,978)	(66,860)
Deferred product and service cost, at beginning of period	1,050	3,213
Less: Deferred product and service cost, at end of period	(2,397)	(7,882)

Gross profit on Billings	$97,821	$75,198	$(22,623)

The decrease in gross profit was due primarily to a decrease in revenue from $74.9 million to $16.9 million in the first three quarters of fiscal 2009. We expect gross profit on our revenue to continue to fluctuate significantly in the future due to the time period between commitments for future software upgrades and the volume of sales in those time intervals.
Gross profit on Billings decreased primarily due to a decrease in product and service billings of $18.3 million to $88.7 million due primarily to the exclusion of $14.6 million of pre-bankruptcy filing outstanding invoices to Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings, coupled with an increase in cost related to product and service billings of $4.3 million to $13.5 million in the first three quarters of fiscal 2009.
Operating Expenses

	Nine Months Ended		Period-to-Period
	September 28,	September 27,	Change
	2008	2009	Amount	Percentage
	(dollars in thousands)
Research and development	$56,209	$54,202	$(2,007)	-3.5%
Sales and marketing	11,212	12,345	1,133	10.1%
General and administrative	6,675	8,311	1,636	24.5%

Total operating expenses	$74,096	$74,858	$762	1.0%

Research and Development. The decrease in research and development expense in the first three quarters of fiscal 2009 as compared to the same period in 2008 was due primarily to deferral of $3.4 million of direct development costs associated with our development arrangements with Hitachi and Alcatel-Lucent and to a lesser extent due to a decrease in prototype expense of $0.7 million associated with lower EV-DO prototypes, partially offset by an increase in consulting expense of $2.1 million to cover short term project needs.
Sales and Marketing. The increase in sales and marketing expense was primarily due to an increase in salary and benefit expense of $1.0 million associated with an increase in the number of sales, marketing and customer service employees to expand our international presence and support our new FMC products, which we expect to be sold to a larger base of OEMs and operators than our EV-DO products.
General and Administrative. The increase in general and administrative expense in the first three quarters of fiscal 2009 as compared to the first three quarters of fiscal 2008 was due to an increase in legal expense of $0.5 million and outside service expense of $0.6 million, an increase in salaries and benefits of $0.3 million as a result of an increase in the number of general and administrative employees to support our growth as well as an increase in stock compensation expense of $0.2 million due to new grants of stock options to employees during the first half of fiscal 2009.
Operating Loss and Operating Profit on Billings

	Nine Months Ended
	September 28,	September 27,	Period-to-Period
	2008	2009	Change
	(In thousands)
Operating loss	$(7,084)	$(66,838)	$(59,754)
Deferred revenue, at end of period	112,134	138,707
Less: Deferred revenue, at beginning of period	(79,978)	(66,860)
Deferred product and service cost, at beginning of period	1,050	3,213
Less: Deferred product and service cost, at end of period	(2,397)	(7,882)

Operating profit on Billings	$23,725	$340	$(23,385)

The decrease in operating loss was due primarily to the decrease in our gross profit, described above, coupled with the small increase in our operating expenses, described above.
The decrease in operating profit on Billings was due to the decrease in our gross profit on Billings, described above, coupled with the small increase in our operating expenses, described above.
Interest Income, Net. Interest income, net, primarily consists of interest generated from the investment of our cash balances. The decrease in interest income from $5.8 million in the first three quarters of fiscal 2008 to $3.1 million in the first three quarters of fiscal 2009 was due primarily to lower interest rates and returns on investments coupled with lower average cash balances, partially offset by $721,000 of foreign exchange gains relating to our hedging program.
Income Taxes. We recognized a tax benefit of $25.7 million for the nine months ended September 27, 2009 primarily related to losses incurred from operations in the United States and the impact of the reduction of valuation allowance against our U.K. net operating loss carryforwards as a result of implementing a sale of intellectual property from our U.K. subsidiary to the U.S. parent company. The benefit from the losses in the United States is expected to be recovered from both income generated in the United States during the remainder of 2009 and the carryback of any excess loss to offset taxable profits reported in prior years. Approximately $3.0 million of the benefit recognized during the nine months ended September 27, 2009 is discrete and relates to implementation of our tax planning strategy. We recorded income tax expense of $2.4 million for the nine months ended September 28, 2008 relating principally to profits in the United States taxed at the federal and state statutory rates and the effect of losses from foreign operations for which no tax benefit could be recognized.
When we begin to ship our FMC products in the United States in significant volumes, our effective state tax rate may increase and we may realize benefits from our state tax credit carryforwards.
Liquidity and Capital Resources
As of September 27, 2009, our principal sources of liquidity were cash, cash equivalents and investments of $205.3 million. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1) and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer (with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
As of September 27, 2009, we did not have any lines of credit or other similar source of liquidity.

	As of	As of
	December 30,	September 27,
	2008	2009
Cash and cash equivalents	$30,425	$12,819
Investments, short-term	197,941	163,484
Investments, long-term	—	29,023
Accounts receivable, net	3,354	18,436
Working capital	156,532	90,289

	Nine	Nine
	Months	Months
	Ended	Ended
	September 28,	September 27,
	2008	2009
Cash flow provided by (used in) operating activities	$13,310	$(13,519)
Cash flow (used in) provided by investing activities	(2,213)	1,381
Cash flow provided by (used in) financing activities	460	(5,468)

We enter into derivative instruments for risk management purposes only and we do not enter into derivative instruments for speculative purposes. Our derivative program does not qualify for hedge accounting treatment. We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating our business.
We use forward foreign currency exchange contracts to manage our exposure to forecasted foreign currency denominated transactions based in the United Kingdom. These forward contracts are not designated as cash flow, fair value or net investment hedges; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the expenses and transactions being hedged. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows. As of September 27, 2009, we had $2.3 million in currency exchange contracts. During the nine months ended September 27, 2009, we recorded $0.7 million of foreign exchange gains in interest and other income, net to the outstanding forward foreign exchange contracts. As of September 27, 2009, the fair value of our forward foreign currency exchange contracts of $0.2 million is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.
On January 14, 2009, Nortel Networks announced that it and certain of its affiliates had filed for bankruptcy protection. At the time of that filing, we had outstanding invoices to Nortel Networks in the amount of $21.8 million and during the first quarter of fiscal 2009, we invoiced an additional $14.6 million related to royalties earned and services performed through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings and it is likely that a portion or all of these amounts will not be collected. Had Nortel Networks not filed for bankruptcy protection, these amounts would likely have been paid in due course in the first quarter of 2009. Cash flows for the first half of fiscal 2009 was negatively impacted by $36.4 million, representing the total amount of invoices due during the first half of fiscal 2009 from Nortel Networks, collection of which is subject to their bankruptcy proceedings. In connection with the announcement, Nortel Networks informed us that it will continue to purchase goods and services from us and that we are a long term partner and a key supplier to Nortel Networks. Purchases subsequent to the bankruptcy filing are under the terms of Nortel Networks’ current agreement with us. We have been collecting receivables from Nortel Networks in the ordinary course related to products and services purchased since Nortel Networks’ bankruptcy filing. We have been working with Nortel Networks to assume its agreement with us. If Nortel Networks assumes its agreement with us, Nortel Networks would be required to become current in all of its outstanding obligations to us, including obligations outstanding prior to the bankruptcy filing date. If the agreement is not assumed, all outstanding obligations will be subject to discharge and we likely will not be able to collect these receivables in full. The current status of Nortel Networks’ bankruptcy is described elsewhere in this Quarterly Report.
During the first three quarters of fiscal 2008 we funded our operations primarily with cash flow from operating activities. During the first three quarters of fiscal 2009, we funded our operations primarily from our cash reserves.
In the first three quarters of fiscal 2008, we generated $13.3 million in cash flow from operating activities despite a net loss of $3.6 million. This was primarily a result of an increase in deferred revenue of $32.2 million associated with billings and a decrease in accounts receivable of $6.1 million associated with collections of billings. These increases in cash flow were partially offset by accrued income tax payments of $24.6 million. Our ability to generate cash flow from operations depends in large part on the volume of our product and service billings, our ability to collect accounts receivable, timing of tax payments, and the growth of our operating expenses.
In the first three quarters of fiscal 2009, cash used in operating activities totaled $13.5 million, primarily due to a net loss of $38.1 million, an increase in accounts receivable of $15.1 million and our inability to collect $36.4 million of invoices due from Nortel Networks that are subject to Nortel Networks’ bankruptcy proceedings, partially offset by an increase in deferred revenue of $71.8 million.
Cash flow from investing activities for the first half of fiscal 2008 and 2009 resulted primarily from the timing of purchases, maturities and sales of investments and purchases of property and equipment.
Cash flow from financing activities in the first three quarters of fiscal 2008 consisted primarily of proceeds from the exercise of stock options as well as the tax benefit associated with the exercise of stock options during the year, substantially offset by repurchases of our common stock under our initial $20 million stock repurchase program. Cash flow from financing activities in the first three quarters of fiscal 2009 consisted primarily of repurchases of our common stock under our stock repurchase programs, partially offset by proceeds from the exercise of stock options.

We believe our existing cash, cash equivalents and investments and our cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least one operating cycle (12 months). Our future working capital requirements will depend on many factors, including the collection of $36.4 million of outstanding invoices to Nortel that are subject to Nortel’s bankruptcy filing, the rate of our product and service billings growth, the introduction and market acceptance of new products, the expansion of our sales and marketing and research and development activities, and the timing of our revenue recognition and related income tax payments. To the extent that our cash, cash equivalents and investments and cash from operating activities are insufficient to fund our future activities, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.
During the first three quarters of fiscal 2009, we repurchased a total of 1.7 million shares of our common stock for approximately $9.3 million under our initial $20 million stock repurchase program, which was approved by our Board of Directors in July 2008 and completed in April 2009, and our second $20 million stock repurchase program, which was approved by our Board of Directors in February 2009. As of September 27, 2009, there was $17.4 million remaining under the second stock repurchase program, which terminates on April 30, 2010 or earlier if we so elect.
During the first quarter of 2009, the Internal Revenue Service (“IRS”) began an examination of the our U.S. federal income tax returns for the tax years ended December 31, 2006 and December 30, 2007. No adjustments have been proposed to date by the IRS.
In October of 2004, we entered into a seven-year lease agreement for our headquarters facility. We are obligated to pay monthly rent through 2012.
Future minimum commitments as of September 27, 2009, under all of our operating leases are as follows:

Fiscal year:
Remainder of 2009	$400
2010	1,587
2011	1,491
2012	492
2013	10

$3,980

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and Indian rupee, the currencies in which our operating obligations in Cambridge, United Kingdom and Bangalore, India, are paid. We use derivative instruments to limit our expense and cash flow exposure to changes in currency exchange rates in the United Kingdom. We had currency derivative instruments outstanding in the contract amount of $2.3 million at September 27, 2009. We recorded $204,000 of other assets to recognize the change in fair value of these derivative instruments at September 27, 2009. Should we discontinue using derivative instruments to manage our earnings in the United Kingdom, fluctuations in currency exchange rates could affect our business in the future. To limit further our exposure to currency exchange rate fluctuations, we also occasionally exchange U.S. Dollars for other currencies in which we incur expenses significantly in advance of our need to make payments in those currencies. In the event of a hypothetical ten percent adverse movement in foreign currency exchange rates, taking into account our hedges described above, our losses of future earnings and assets as well as our loss of cash flows would be immaterial; however, actual effects might differ materially from this hypothetical analysis.

Interest Rate Sensitivity
We had unrestricted cash and cash equivalents and investments totaling $228.4 million at December 28, 2008 and $205.3 million at September 27, 2009. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1) and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. We have an investment policy that guides our investing activities. Among other things, our investment policy limits the concentration of our investments in any one issuer (with the exception of investments in U.S. Treasury and U.S. agency debt obligations and SEC-registered money market funds) to no more than 10% of the book value of our investment portfolio at the time of purchase. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 27, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting occurred during the fiscal quarter ended September 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We derived almost all of our revenue and billings in each of the last several years from sales to a single OEM customer, Nortel Networks. Nortel Networks accounted for 86% of our revenue and 89% of our billings in the first three quarters of fiscal 2009, 99% of our revenue and 93% of our billings in fiscal 2008, 99% of our revenue and 98% of our billings in fiscal 2007 and 95% of our revenue and 94% of our billings in fiscal 2006. On January 14, 2009, Nortel Networks announced that it and certain of its affiliates had filed for bankruptcy protection. At the time of that filing, we had $21.8 million in outstanding invoices to Nortel Networks and we billed an additional $14.6 million during the first quarter of fiscal 2009 related to royalties earned and services provided through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings and it is likely that a portion or all of these amounts will not be collected. As a result, we have excluded the $36.4 million of pre-bankruptcy filing outstanding invoices to Nortel Networks from accounts receivable and $36.3 million from deferred revenue as of September 27, 2009, $21.8 million from billings for the quarter and year ended December 28, 2008, and $14.6 million from billings for the quarter ended March 29, 2009.

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
The standards for mobile broadband solutions are expected to evolve into a fourth generation of wireless standards, known as 4G. Wireless operators have announced plans to build networks based on the 4G standard. For example, Verizon Wireless, Bell Mobility and TELUS have each announced its intent to build 4G networks using the Long Term Evolution, or LTE, standard and Sprint Nextel has announced its intent to build a 4G network using WiMAX technology. In addition, Bell Mobility and TELUS each recently announced that they will overlay their CDMA networks with UMTS technology as they migrate to the LTE standard. The market for our existing EV-DO products is likely to decline if and when operators begin to delay expenditures for EV-DO products in anticipation of the availability of new 4G-based products. Our primary OEM customer, Nortel Networks, has publicly announced that it is developing 4G-based LTE products. We do not have an agreement to supply Nortel Networks, any successor to Nortel Networks’ CDMA business, or any other OEM with any 4G-based products. We believe that it is likely that Nortel Networks, or any successor to Nortel Networks business, will choose to enter into partnerships for 4G-based products with one or more of our competitors or choose to develop these products internally.
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
We derive, and expect to continue to derive, a substantial portion of our revenue and billings from sales of mobile broadband infrastructure products. We expect demand for mobile broadband services to continue to be the primary driver for growth and expansion of EV-DO networks. The market for mobile broadband services is relatively new and still evolving, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. The level of demand and continued market acceptance for these services may be adversely affected by factors that limit or interrupt the supply of mobile phones designed for EV-DO networks. In addition, the unavailability of EV-DO versions of popular mobile devices, such as the Apple i-Phone that only work on UMTS technology, could hamper the expansion of EV-DO networks. Another expected driver for the growth of EV-DO networks is VoIP. The migration of voice traffic to EV-DO networks will depend on many factors outside of our control. If the demand for VoIP and other mobile broadband services does not grow, or grows more slowly than expected, the need for our EV-DO products would be diminished and our operating results would be significantly harmed.
Deployments of our EV-DO products by two large U.S. wireless operators account for a substantial majority of our revenue and billings, and a decision by these operators to reduce their use of our products would harm our business and operating results.
A substantial portion of our cumulative billings for fiscal 2006, 2007 and 2008 and the first three quarters of fiscal 2009 were attributable to sales of our EV-DO products by Nortel Networks to two large wireless operators in North America. Our sales of EV-DO products currently depend to a significant extent on the rate at which these operators expand and upgrade their CDMA networks. Our business and operating results would be harmed if either of these operators were to select a wireless network solution offered by a competitor or for any other reason were to discontinue or reduce the use of our products or product upgrades in their networks.
If the market for our FMC products does not develop as we expect, or our FMC products do not achieve sufficient market acceptance, our business will suffer.
We are investing significantly in the development of both our EV-DO based and UMTS based FMC products so that operators may offer mobile broadband services using wireline broadband connections and a combination of mobile and Wi-Fi networks. We do not expect to have meaningful sales of our CDMA FMC products until the first half of fiscal 2010, depending on operators’ deployment plans. However, it is possible that the market for our FMC products will not develop as we expect. The market for our UMTS FMC products is developing more slowly than the market for our CDMA products. It is uncertain whether our FMC products will achieve and sustain high levels of demand, market acceptance and profitability. Our ability to sell our FMC products will depend, in part, on factors outside our control, such as the commercial availability and market acceptance of mobile phones designed to support FMC applications and the market acceptance of femtocell access point products. The market for our FMC products may be smaller than we expect, the market may develop more slowly than we expect or our competitors may develop alternative technologies that are more attractive to operators. Our FMC products are an important component of our growth and diversification strategy and, therefore, if we are unable to successfully execute on this strategy, our sales, billings and revenues could decrease and our operating results could be harmed.
Our future sales will depend on our success in generating sales to a limited number of OEM customers, and any failure to do so would have a significant detrimental effect on our business.
There are a limited number of OEMs that offer EV-DO solutions, several of which have developed their own EV-DO technology internally and, therefore, do not require solutions from us. We currently have agreements with two OEM customers, one of whom is in bankruptcy (Nortel Networks’ bankruptcy and its implications for us are discussed elsewhere in this Quarterly Report). We do not expect to commence significant sales to one of these OEM customers in the immediate future because the markets for the products that we are developing for this customer are still developing. The market for our FMC products is still developing. We currently have agreements with four OEM customers to deliver our UMTS femtocell product solutions and agreements with four OEM customers and one operator customer to deliver our CDMA femtocell product solutions, but have not yet had any significant sales to these customers. Our operating results for the foreseeable future will depend to a significant extent on our ability to effect sales to our existing CDMA and UMTS OEM customers and to establish new OEM relationships. Our OEM customers have substantial purchasing power and leverage in negotiating pricing and other contractual terms with us. In addition, further consolidation in the communications equipment market could adversely affect our OEM customer relationships. If we fail to generate significant product and service billings through our existing OEM relationships or if we fail to establish significant new OEM relationships, we will not be able to achieve our anticipated level of sales and our results of operations will suffer.

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
On January 14, 2009, Nortel Networks announced that it and certain of its affiliates had filed for bankruptcy protection. As of September 27, 2009, we had $36.4 million of outstanding invoices to Nortel Networks related to royalties earned and services provided through January 13, 2009. The collection of these amounts is subject to Nortel Networks’ bankruptcy proceedings and a portion or all of these amounts may not be collected. Had Nortel Networks not filed for bankruptcy protection, these amounts would likely have been paid in due course in the first and second quarter of fiscal 2009. Our cash flows for the first three quarters of fiscal 2009 were negatively impacted by $36.4 million, representing the total billed amounts due from Nortel Networks at the time of the filing.
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
In addition, during economic downturns, customers may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant customers do not pay amounts owed to us in a timely manner or becomes unable to pay such amounts to us at a time when we have substantial amounts receivable from such customers, our cash flow and results of operations may suffer. As of September 27, 2009, Nortel Networks had outstanding invoices to us of $36.4 million subject to the bankruptcy process. As a consequence of Nortel Networks’ bankruptcy, we were not be able to collect on these invoices when they otherwise were due, and we may never be able to collect them in full, or at all.
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
The outcome of an ongoing IRS examination of our tax returns, future interpretations of existing accounting standards or the application of new accounting standards could adversely affect our cash balance and operating results.
During the first quarter of 2009, the IRS began an examination of the our U.S. federal income tax returns for the tax years ended December 31, 2006 and December 30, 2007. No adjustments have been proposed to date by the IRS. However, the IRS has met with us regarding our tax treatment of deferred revenue and is in the process of finalizing its position which may differ from our position. We have elected to defer advance payments, that are also deferred for GAAP financial reporting purposes, for up to one year under IRS Revenue Procedure 2004-34 based on the fact that we have ongoing obligations with respect to those advanced payments. Should the IRS challenge our position and prevail on appeal, there would be no impact on tax expense, however the inclusion of these advance payments in taxable income would be accelerated by one year and we would be required to pay such taxes. We would also be liable for interest on amounts deferred in prior years.
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
For example, we recognize substantially all of our revenue in accordance with ASC 985-605. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements and arrangements for the sale of hardware products that contain more than an insignificant amount of software. We collaborate with our OEM customers to develop and negotiate pricing for specific features for future product releases and specified software upgrades. Because we do not sell the same products and upgrades to more than one customer, we are unable to establish fair value for these products and upgrades. As a result, under ASC 985-605, we are required to defer most of our revenue from sales to our OEM customers until after we ship specified upgrades that were committed to the OEM customer at the time of sale. Future interpretations of existing accounting standards, including ASC 985-605, or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations.
In August 2008, the SEC decided to seek public comments on the potential mandatory adoption of International Financial Reporting Standards, or IFRS, by all U.S. issuers. The proposed roadmap targets potential mandatory adoption of IFRS in the United States beginning in 2014, but lays out several milestones that would need to be achieved prior to the SEC mandating use of IFRS for all U.S. issuers. The proposed rule would allow certain qualifying domestic issuers to use IFRS as early as fiscal years ending on or after December 15, 2009. Should we be required to adopt IFRS, our operating results for past, current, or future periods may be adversely affected. We have not yet assessed the impact of potentially applying IFRS.

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
In September 2009, the Emerging Issues Task Force (“EITF”) finalized two revenue recognition standards which reduced the number of transactions accounted for under ASC 985-605 and modified the scope of this standard. We have not yet fully completed our analysis of the new pronouncements, which will be effective for new or materially modified contracts in fiscal years beginning on or after June 15, 2010.
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
We have sales personnel in seven countries worldwide, approximately 180 engineers and support staff in Bangalore, India and approximately 50 engineers and support staff in Cambridge, United Kingdom. We expect to continue to add personnel in foreign countries, especially at our Bangalore, India and Cambridge, United Kingdom facilities. Our international operations subject us to a variety of risks, including:
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
Our common stock has a limited trading history. The trading prices of the securities of technology companies have been highly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our revenue as a result of our revenue recognition policy, even during periods of significant sales activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our products to achieve or maintain market acceptance;

•	any adverse change in our relationship with Nortel Networks, including as a result of Nortel Networks’ bankruptcy filing;

•	any adverse resolution of the IRS examination of the our U.S. federal income tax returns for the tax years ended December 31, 2006 and December 30, 2007;

•	changes in market valuations of similar companies;

•	success of competitive products;

•	the progress of the sale of Nortel Networks’ CDMA business, whether to Ericsson or another purchaser;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	general perception of the future of CDMA technology;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.
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
Our directors and executive officers and their affiliates beneficially owned a majority of our outstanding common stock as of September 27, 2009. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2009, we repurchased shares of our common stock under our second stock repurchase program as follows:

					Approximate
					Dollar Value
				Total	of
				Number of	Shares That
				Shares	May
				Purchased	Yet Be
	Total		Average	as Part of	Purchased
	Number		Price	Publicly	Under the
	of Shares		Paid per	Announced	Announced
Period	Purchased		Share	Program	Program
Through June 28, 2009					$17,753
June 29, 2009 — July 26, 2009	—		$—	—	$17,753
July 27, 2009 — August 23, 2009	61,267		$6.03	61,267	$17,384
August 24, 2009 — September 27, 2009	—		$—	—	$17,384

Total	61,267	(1)	$6.03	61,267	$17,384

(1)
We repurchased 61,267 shares of our common stock in the third quarter of fiscal 2009 pursuant to our second share repurchase program, which we publicly announced in February 2009. Our board of directors approved the repurchase by us of shares of our common stock having a value of up to $20.0 million in the aggregate pursuant to the second stock repurchase program.

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

AIRVANA, INC.

	By:	/s/ Randall S. Battat

Randall S. Battat
Date: November 4, 2009		President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeffrey D. Glidden

Jeffrey D. Glidden
Date: November 4, 2009		Vice President, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d- 14(a), by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a)/15d-14(a), by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.