Form 10-K
period 2010-01-03
AIRVANA INC
filed 2010-03-11
CIK 1116435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.001, outstanding as of March 4, 2010 was: 63,578,867
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of January 3, 2010, are incorporated by reference into this Form 10-K.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED January 3, 2009

Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include expectations regarding the timing of the merger of Airvana with an entity formed by affiliates of S.A.C. Private Capital Group, LLC, GSO Capital Partners LP, Sankaty Advisors LLC and ZelnickMedia; statements regarding the ability to complete the merger; any expectation of earnings, revenues, billings or other financial items; development of femtocell alliances and shipments; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission or SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Part I

Item 1.	Business
Overview
We are a leading provider of network infrastructure products used by wireless operators to provide mobile broadband services. We specialize in helping operators transform the mobile experience of users worldwide. Our high performance technology and products, from comprehensive femtocell solutions to core mobile network infrastructure, enable operators to deliver broadband services to mobile subscribers, wherever they are. Broadband multimedia services are growing rapidly as business users and consumers increasingly use mobile devices to work, communicate, play music and video and access the Internet. By expanding wireless broadband services, operators are able to increase their data services revenue and mitigate the decline in voice revenue caused by heightened competition. We expect that the continued capacity expansion of operator networks and accelerated use of multimedia applications on next-generation smartphones such as the iPhone and Android phones, will increasingly make mobile broadband networks the primary method for mobile communications and entertainment.
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
Most of our current products are based on a wireless communications standard known as CDMA2000 1xEV-DO, or EV-DO. In 2002, we began delivering commercial infrastructure products based on the first generation EV-DO standard known as Rev 0. The second generation EV-DO standard is known as Rev A and supports push-to-talk, voice over IP, or VoIP, and faster Internet services. We delivered our first Rev A software release in April 2007. Prior to 2008, most of our EV-DO sales were driven by operator deployments focused on coverage — with operators extending their broadband services across larger portions of their subscriber geographies. Operators in some markets continue to deploy our products to expand coverage. Data traffic and service revenue growth continues to outpace voice growth at many major wireless operators around the world. Our EV-DO sales in 2008 and 2009 were driven by capacity growth as operators looked to expand their capacity to accommodate increased data traffic fueled by greater consumer use of handheld devices, web browsing, and third generation wireless standards, or 3G, multimedia applications. Over the longer term, we expect our EV-DO sales to continue to be driven by capacity growth as operators acquire more broadband subscribers that consume more broadband data.
We have developed a special business model to serve mobile operators and our original equipment manufacturer, or OEM, customers with embedded software products. Our software is deployed in an OEM’s installed base of wireless networks. These networks are designed to deliver high quality wireless services to millions of consumers and are built and regularly upgraded over long periods of time, often 10 to 15 years. A key element of our strategy is to deliver significant increases in performance and functionality to both our OEM customers and to operators through software upgrades to these networks. In 2007, we delivered two major EV-DO software releases that provide for deployment of high-performance multi-media applications by enabling faster downlink and uplink speeds, supporting push-to-talk services, and adding new proprietary “clustering” features that are designed to dramatically improve network scalability. In 2008, we delivered two additional EV-DO software releases which enable mobile operators to more efficiently increase capacity and accelerate the roll-out of next-generation multimedia services. In 2009, we delivered one additional EV-DO software release, which increased the capacity and performance of operators’ mobile broadband networks by redistributing the resources within the network to serve smartphone and data card traffic in an effective manner, optimizes the way network “control messages” are transmitted so the existing infrastructure can handle more devices, call activity, and in-session user mobility, and increases radio network performance, resulting in higher data rates for users in weak signal areas.

We are also investing significantly in fixed mobile convergence, or FMC, products that transform the experience of using mobile devices indoors, providing benefits such as better coverage, better quality and performance of broadband applications, and lower costs for both users and operators. Our FMC products enable operators to take advantage of wireline broadband connections such as cable, digital subscriber line, or DSL, and fiber that already exist in most offices and homes to connect mobile devices to an operator’s services. To accomplish this, operators can place a personal base station, or what the industry refers to as a femtocell access point, in the home or office. We have developed femtocell access points to support networks based on either of the world’s most prevalent wireless standards, code division multiple access, or CDMA, and universal mobile telephone standard, or UMTS. Currently, there is significant operator interest in our femtocells as they work with existing handsets and provide indoor coverage for both residential and enterprise users. Our femtocell products are an important component of our growth and diversification strategy.
We were founded in March 2000 and sold our first product in the second quarter of fiscal 2002. Our growth has been driven primarily by sales through our OEM customers to wireless operators already using our EV-DO products as they increase the capacity and geographic coverage of their networks and by an increase in the number of wireless operators that deploy our EV-DO products on their networks. We have sold over 70,000 channel card licenses for use by over 70 operators worldwide.
Proposed Merger
On December 17, 2009, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with 72 Mobile Holdings, LLC, a Delaware limited liability company, or Parent, and 72 Mobile Acquisition Corp, or Merger Sub, a wholly-owned subsidiary of Parent. Parent is a newly formed entity to be owned, directly and indirectly, by affiliates of S.A.C. Private Capital Group, LLC, GSO Capital Partners LP, Sankaty Advisors LLC and ZelnickMedia. Under the terms of the Merger Agreement, upon closing of the merger, Merger Sub will be merged with and into Airvana, with Airvana continuing as the surviving corporation, or the merger, and the holders of our common stock will receive $7.65 in cash per share of common stock. Following the closing of the merger, Parent will own all of the outstanding capital stock of the surviving corporation and we will no longer be a publicly traded company. We expect to close the merger in the first half of 2010.
Industry Background
Mobile phones and other handheld mobile devices, such as Blackberry devices and smartphones such as the iPhone and Android phones, have become ubiquitous. Historically, demand for voice communications has driven the rapid growth in wireless services. The availability of affordable mobile phones and lower service costs, such as flat-rate pricing, has increased demand for mobile voice communications. Until recently, mobile phones were used primarily for voice communication. The continued growth of mobile broadband services and introduction of flat-rate plans which include both voice and data have driven significant growth in the use of data services. Data revenues continue to grow rapidly and represent a growing portion of operators’ wireless services revenues and, hence, constitute a major growth opportunity for the industry.
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

The Need for Fixed-Mobile Convergence
As people increasingly use wireless services as their primary means of communication, the mobile phone is becoming the primary phone for many users. Accordingly, more and more mobile phone calls are made indoors. However, the experience of using mobile devices indoors is often inferior to that of landline devices or the use of mobile devices outdoors. At the same time, cheap, high-capacity broadband services are increasingly available in homes and offices via landline (such as DSL and cable data technologies) connections.
FMC products allow operators to deliver converged services to mobile phones through a combination of wide-area mobile and in-building wireless networks. One method utilizes traditional mobile phones to access an operator’s voice and data services. When the user is in-building, the mobile phone communicates with a small, inexpensive “personal” access point that connects to the operator’s network through a broadband Internet connection. The industry calls these “femtocell access points”.
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
Leverage Existing Broadband Infrastructure
We are developing FMC products that will enable operators to take advantage of broadband connections that already exist in most offices and homes. Customers using our femtocell access point products will benefit from increased coverage and quality of service and a reduction in combined spending for wireline and wireless services. Operators will benefit from reduced network operating costs, increased revenue and greater customer satisfaction.
Our Strategy
Our strategy is to enhance our leadership in the mobile broadband infrastructure market by growing and expanding our EV-DO and FMC product offerings, acquiring new customers and selected complementary businesses. Principal elements of our strategy include the following:
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

•
Enter the Fixed-Mobile Convergence Market. We are currently developing femtocell access point products for in-building deployment in CDMA and UMTS networks. We plan to sell these FMC products directly to operators and through OEM customers. We have entered into agreements with Nokia Siemens Networks to market an end-to-end UMTS femtocell solution, as well as with Thomson and Pirelli Broadband Solutions to integrate our femtocell product into their residential gateway offerings. In addition, we have entered into agreements with Motorola and Hitachi to supply CDMA femtocell solutions. We have also been selected by two major operators, Sprint Nextel and KDDI, to supply CDMA femtocell solutions.

•
Develop Products for the GSM/UMTS Markets. While CDMA is the leading mobile technology used by operators in North America, GSM/UMTS are the leading standards used elsewhere in the world. We are currently developing femtocell access point products to address the GSM/UMTS markets.

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

Available Information
Our Internet website address is http://www.airvana.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.
You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.
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

AIRVANA PRODUCTS IN AN EV-DO RADIO ACCESS NETWORK
Base Stations and OEM Base Station Channel Cards
Mobile base stations send and receive signals to mobile phones and other mobile devices connected to the network. They generally reside immediately beside a mobile tower. OEM base station channel cards and our software are the primary elements of an EV-DO base station and serve as its intelligence. Telefon AB L.M. Ericsson, or Ericsson, our largest OEM customer, manufactures Rev A OEM base station channel cards under license from us.
Radio Network Controllers
A RNC directs and controls many base stations. Our RNC consists of proprietary software and a carrier-grade, off-the-shelf hardware platform. Our RNC software manages EV-DO mobility as users move between cell towers. Our RNCs are significantly smaller in size and offer higher capacity than RNCs used in traditional mobile networks. Our RNCs use IP technology to communicate with our software running on base station mobile cards. To enhance scalability, we are also developing a software upgrade that will allow our RNCs to be clustered together to serve as a larger, virtual RNC. We offer our RNC software on a stand-alone basis or bundled with a hardware platform.
Network Management System
Our AirVista Network Management System is software designed for the remote management of all of our components in a mobile network deployment. This high-capacity system provides a common management platform for all of our EV-DO and FMC products. Our AirVista software is used to access securely, configure and control all of our RAN elements over an IP network.
Fixed-Mobile Convergence Products
Our FMC products under development include femtocell access points, which we expect to make commercially available in 2010. When deployed in homes and offices, femtocell access points will allow users to use existing mobile phones in-building with improved coverage and increased broadband wireless performance. Femtocell products under development include versions to support UMTS and CDMA. As part of our femtocell solution, we are also developing a Femtocell Service Manager, which controls the access points.

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
Operators Deploying Our Products
We have sold channel card licenses for use by over 70 operators worldwide. These operators have purchased our products primarily through our OEM customers. Some of the largest deployments to date include networks operated by the following operators:
•	Bell Mobility (Canada)

•	China Telecom (China)

•	Eurotel (Czech Republic)

•	Leap Wireless (USA)

•	Pelephone (Israel)

•	Sprint Nextel (USA)

•	Telefonica (Latin America)

•	Verizon Wireless (USA)

OEM Customers and Strategic Relationships
We have strategic relationships with nine leading global communications equipment vendors including Ericsson, Nokia Siemens Networks, Thomson, Motorola, Hitachi and Pirelli Broadband Solutions. We believe these relationships provide several commercial advantages, including extended sales and marketing reach, reduced accounts receivable concerns and the mitigation of currency risk arising from the global nature of the network infrastructure business. Similarly, we believe these vendors benefit from our relationships by leveraging our R&D expertise, reducing the time-to-market for new products, and realizing incremental revenue from the sale of complementary hardware, software and services resulting from the incorporation of our technology into or the interoperatiblity with their products.
Ericsson
On January 14, 2009 Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Also on January 14, 2009, some of Nortel Networks Corporation’s U.S. subsidiaries, including Nortel Networks Inc., or Nortel Networks, filed Chapter 11 voluntary petitions in the State of Delaware. On July 28, 2009, the United States and Canadian bankruptcy courts approved a bid for Nortel Networks’ CDMA business by Telefon AB L.M. Ericsson, or Ericsson, a global wireless network infrastructure provider, subject to satisfaction of regulatory and other conditions. This acquisition was completed in November 2009. Substantially all of our current billings and revenue are now derived from Ericsson.
We have sold our EV-DO mobile network solutions since 2001 primarily through Nortel Networks and, after its acquisition of Nortel Networks’ CDMA business, Ericsson. Ericsson accounted for 85% of our revenue and 94% of our billings in fiscal 2009. Nortel Networks accounted for 99% of our revenue and 93% of our billings in fiscal 2008, and 99% of our revenue and 98% of our billings in fiscal 2007. We originally entered into our OEM agreement with Nortel Networks for the development of our proprietary EV-DO Rev 0 technology, including base station channel card hardware and software, RNC software, and network management system software. This agreement was assigned to Ericsson as part of Ericsson’s acquisition of Nortel Networks’ CDMA business. The agreement is non-exclusive, contains no minimum purchase commitments, and sets forth the terms and conditions under which Ericsson licenses our proprietary EV-DO software. In 2005, Nortel Networks exercised its right under the OEM agreement to license, on a non-exclusive basis, our proprietary Rev A base station channel card hardware design to enable it to manufacture such hardware and derivatives thereof. These OEM base station channel cards are inserted into Ericsson’s CDMA 2000 base stations and, under our agreement, operate exclusively with our EV-DO software. The term of the OEM agreement extends through January 1, 2011, with automatic annual renewals, unless either party gives 12 months prior notice of its intent not to renew. Ericsson also has the right to terminate the agreement at any time. We have amended the agreement several times, most recently in December 2009 when we agreed to pricing for software products and upgrades that were then under development.
Ericsson has the option, under our agreement, to purchase from us the specification for communications among base stations, RNCs and network management systems. The specification would enable Ericsson to develop EV-DO software to work with the base station channel card software licensed from us and deployed in the networks of Ericsson’s operator customers. If Ericsson elects to exercise this option, Ericsson will pay us a fixed fee as well as a significant royalty on sales of current and future products that incorporate this interface specification. The royalty rate varies with annual volume but represents a portion of the license fees we currently receive from our sales to Ericsson. If Ericsson were to exercise the option, Ericsson would receive the current interface specification at the time of option exercise, updated with any upgrade then under development, plus one additional upgrade subject to a development agreement within a limited time after the option exercise for an additional fee. If Ericsson were in the future to develop its own EV-DO software, it could, by exercising this option, enable its own software to communicate with the base station channel cards currently installed in its customers’ networks.
In September 2007, we entered into an agreement with Nortel Networks, amending certain provisions of the Development and Purchase and Sale Agreement for CDMA High Data Rate (1xEV-DO) Products, dated as of October 1, 2001, between us and Nortel Networks, in which we agreed to amend pricing for our products and services, including the addition of new pricing for software products and upgrades that were under development at the time and were subsequently delivered in June 2008.

In November 2008, we entered into another agreement with Nortel Networks, amending certain provisions of the Development and Purchase and Sale Agreement for CDMA High Data Rate (1xEV-DO) Products, dated as of October 1, 2001, between us and Nortel Networks, in which we agreed to pricing for software products and upgrades that were delivered at that time.
In December 2009, we entered into another agreement with Ericsson, amending certain provisions of the Development and Purchase and Sale Agreement for CDMA High Data Rate (1xEV-DO) Products, dated as of October 1, 2001, between us and Nortel Networks, in which we agreed to amend pricing for our products and services, including the addition of new pricing for software products and upgrades delivered in 2009.
Other OEM Relationships
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

In June 2009, we entered into a master purchase agreement with Sprint/United Management Company, or Sprint, to supply and support femtocell products. Under the agreement, we will provide our HubBub CDMA femtocell for Sprint’s commercial 3G femtocell service offerings. The agreement is non-exclusive and sets forth the terms and conditions under which Sprint may purchase our femtocell product and services. The term of the agreement extends through December 2014.
In January 2010, we entered into a global reseller agreement with a multinational infrastructure provider to supply and support our UMTS femtocells. The agreement is non-exclusive and sets forth the terms and conditions under which the customer may purchase our femtocell products. The initial term of the agreement is five years, with automatic annual renewals, unless either party gives nine months written notice of its intent not to renew.
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
As of January 3, 2010, we had 33 employees in sales and marketing.
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
As of January 3, 2010, we had 43 employees in service and support.
Research and Development
Investment in research and development is at the core of our business strategy. As of January 3, 2010, we had 483 engineers in Chelmsford, Massachusetts, Bangalore, India and Cambridge, United Kingdom with significant expertise in digital communications, including wireless communications, IP and broadband networking. Our research and development organization is responsible for designing, developing and enhancing our software and hardware products, performing product testing and quality assurance activities, and ensuring the compatibility of our products with third-party platforms. Our research and development organization is also responsible for developing new algorithms and concepts for our existing and future products.

Manufacturing and Operations
We develop and test our software products in-house and outsource the manufacturing of the carrier-grade hardware components of our products. We believe that outsourcing the manufacturing of these hardware components enables us to conserve working capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products.
As of January 3, 2010, we had 13 employees in manufacturing and operations.
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
The nature of our competition varies by product. For our EV-DO products, we face competition from several of the world’s largest telecommunications equipment providers that offer either a directly competitive product or a product based on alternative technologies. Our competitors include Alcatel-Lucent, Hitachi, Huawei, and Samsung.
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
As of February 18, 2010, we had been issued 15 patents, with 2 additional patents allowed and we had over 110 patent applications pending in the United States and in foreign jurisdictions.

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
Employees
As of January 3, 2010, we had approximately 600 employees, of which approximately 175 were located in India, approximately 60 were located in the United Kingdom and most of the remainder were based in the United States. None of our employees is represented by a union or covered by a collective bargaining agreement.
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
Risks Relating to Our Business
We depend on a single OEM customer, Ericsson, for almost all of our revenue and billings, and a significant shortfall in sales to Ericsson would significantly harm our business and operating results.
We derived almost all of our revenue and billings in each of the last several years from sales to a single OEM customer. Ericsson, which acquired Nortel Networks’ CDMA business, accounted for 85% of our revenue and 94% of our billings in fiscal 2009. Nortel Networks accounted for 99% of our revenue and 93% of our billings in fiscal 2008 and 99% of our revenue and 98% of our billings in fiscal 2007.
Ericsson can terminate our contract at any time and, in any event, the contract does not contain commitments for future purchases of our products. The rate at which Ericsson purchases products from us depends on its success in selling to operators its own EV-DO infrastructure solutions that include our products. There can be no assurance that Ericsson will continue to devote and invest significant resources and capital to its wireless infrastructure business or that it will be successful in the future in such business. Ericsson might seek to develop internally, or acquire from a third party, alternative wireless solutions to those currently purchased from us. We expect to derive a substantial majority of our revenue, billings and cash flow in fiscal 2010 from Ericsson, and therefore any adverse change in our relationship with Ericsson, or a significant decline or shortfall in our sales to Ericsson, would significantly harm our business and operating results.
If our announced merger is delayed or not completed, our business and the market price of our common stock could be adversely affected.
On December 17, 2009, we announced our entry into the Merger Agreement with Parent and Merger Sub. There are a number of risks and uncertainties relating to the proposed merger, including the possibility that the transaction is delayed or not completed as a result of our failure to obtain necessary approval of our stockholders, the litigation filed by our shareholders in opposition to the proposed merger, our failure to obtain or any delay in obtaining necessary regulatory clearances or our failure to satisfy other closing conditions. We have incurred significant expenditures related to the merger. Any delay in completing, or failure to complete, the merger could have a negative impact on our business, our stock price, and our relationships with customers or employees. In addition, under certain circumstances, if the transaction is terminated, we may be required to pay a significant termination fee to Parent.

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
The standards for mobile broadband solutions are expected to evolve into a fourth generation of wireless standards, known as 4G. Wireless operators have announced plans to build networks based on the 4G standard. For example, Verizon Wireless, Bell Mobility and TELUS have each announced its intent to build 4G networks using the Long Term Evolution, or LTE, standard and Sprint Nextel has announced its intent to build a 4G network using WiMAX technology. In addition, Bell Mobility and TELUS each recently announced that it will overlay its CDMA networks with UMTS technology as it migrates to the LTE standard. The market for our existing EV-DO products is likely to decline if and when operators begin to delay expenditures for EV-DO products in anticipation of the availability of new 4G-based products. Our primary OEM customer, Ericsson, has publicly announced that it is developing 4G-based LTE products. We do not have an agreement to supply Ericsson with any 4G-based products. We believe that it is likely that Ericsson will choose to enter into partnerships for 4G-based products with one or more of our competitors or choose to develop these products internally.

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
We derive, and expect to continue to derive, a substantial portion of our revenue and billings from sales of mobile broadband infrastructure products. We expect demand for mobile broadband services to continue to be the primary driver for growth and expansion of EV-DO networks. The market for mobile broadband services is relatively new and still evolving, and it is uncertain whether these services will achieve and sustain high levels of demand and market acceptance. The level of demand and continued market acceptance for these services may be adversely affected by factors that limit or interrupt the supply of mobile phones designed for EV-DO networks. In addition, the unavailability of EV-DO versions of popular mobile devices, such as the i-Phone that only work on UMTS technology, could hamper the expansion of EV-DO networks. Another expected driver for the growth of EV-DO networks is VoIP. The migration of voice traffic to EV-DO networks will depend on many factors outside of our control. If the demand for VoIP and other mobile broadband services does not grow, or grows more slowly than expected, the need for our EV-DO products would be diminished and our operating results would be significantly harmed.
Deployments of our EV-DO products by two large U.S. wireless operators account for a substantial majority of our revenue and billings, and a decision by these operators to reduce their use of our products would harm our business and operating results.
A substantial portion of our cumulative billings for fiscal 2007, 2008 and 2009 are attributable to sales of our EV-DO products to two large wireless operators in North America. Our sales of EV-DO products currently depend to a significant extent on the rate at which these operators expand and upgrade their CDMA networks. Our business and operating results would be harmed if either of these operators were to select a wireless network solution offered by a competitor or for any other reason were to discontinue or reduce the use of our products or product upgrades in their networks.

If the market for our FMC products does not develop as we expect, or our FMC products do not achieve sufficient market acceptance, our business will suffer.
We are investing significantly in the development of both our EV-DO based and UMTS based FMC products so that operators may offer mobile broadband services using wireline broadband connections and mobile networks. We do not expect to have meaningful sales of our CDMA FMC products until the second half of fiscal 2010, depending on operators’ deployment plans. However, it is possible that the market for our FMC products will not develop as we expect. The market for our UMTS FMC products is developing more slowly than the market for our CDMA products. It is uncertain whether our FMC products will achieve and sustain high levels of demand, market acceptance and profitability. Our ability to sell our FMC products will depend, in part, on factors outside our control, such as the commercial availability and market acceptance of mobile phones designed to support FMC applications and the market acceptance of femtocell access point products. The market for our FMC products may be smaller than we expect, the market may develop more slowly than we expect or our competitors may develop alternative technologies that are more attractive to operators. Our FMC products are an important component of our growth and diversification strategy and, therefore, if we are unable to successfully execute on this strategy, our sales, billings and revenues could decrease and our operating results could be harmed.
Our future sales will depend on our success in generating sales to a limited number of OEM customers, and any failure to do so would have a significant detrimental effect on our business.
There are a limited number of OEMs that offer EV-DO solutions, several of which have developed their own EV-DO technology internally and, therefore, do not require solutions from us. We currently have agreements with two OEM customers. We do not expect to commence significant sales to one of these OEM customers in the immediate future because the markets for the products that we are developing for this customer are still developing. The market for our FMC products is still developing. We currently have agreements with five OEM customers to deliver our UMTS femtocell product solutions and agreements with five OEM customers and one operator customer to deliver our CDMA femtocell product solutions, but have not yet had any significant sales to these customers. Our operating results for the foreseeable future will depend to a significant extent on our ability to effect sales to our existing CDMA and UMTS OEM customers and to establish new OEM relationships. Our OEM customers have substantial purchasing power and leverage in negotiating pricing and other contractual terms with us. In addition, further consolidation in the communications equipment market could adversely affect our OEM customer relationships. If we fail to generate significant product and service billings through our existing OEM relationships or if we fail to establish significant new OEM relationships, we will not be able to achieve our anticipated level of sales and our results of operations will suffer.
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
Our operating results have varied significantly from period to period, and we expect them to continue to vary significantly from period to period for the foreseeable future due to a number of factors in addition to the unpredictable purchasing patterns of operators. The following factors, among others, can contribute to the unpredictability of our operating results:
•	the effect of our OEM business model or changes to this model on our revenue recognition;
•	the timing of agreements or commitments with our OEM customers for new products or software upgrades;
•	the timing of our delivery of software upgrades;
•	the timing of our delivery of maintenance and support sold with products;
•	the ability of our customers to pay amounts owed to us as they become due;
•	the unpredictable deployment and purchasing patterns of operators;

•	fluctuations in demand for products of our OEM customers that are sold together with our products, and the timing and size of orders for such products of our OEM customers;
•	new product introductions and enhancements by our competitors and us;
•	the timing and acceptance of software upgrades sold by our OEM customers to their installed base of operators;
•	changes in our pricing policies or the pricing policies of our competitors;
•	our ability to develop, introduce and deploy new products and product upgrades that meet customer requirements in a timely manner;
•	adjustments in the reporting of royalties and product sales by our OEM customers resulting from reviews and audits of such reports;
•	our and our OEM customers’ ability to obtain sufficient supplies of limited source components or materials;
•	our and our OEM customers’ ability to attain and maintain production volumes and quality levels for our products; and
•	general economic conditions, as well as those specific to the communications, networking, wireless and related industries.
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
We had a net loss in fiscal 2009. We have only a limited operating history on which you can base your evaluation of our business, including our ability to continue to grow our revenue and billings and to sustain cash flow from operating activities and profitability. The amount and percentage of our operating expenses that are fixed expenses have increased as we have grown our business. As we continue to expand and develop our business, we will need to generate significant billings to maintain positive cash flow from operating activities, and we might not sustain positive cash flow from operating activities for any substantial period of time. We do not expect to achieve profitability for any fiscal year unless we are able to recognize significant revenue from our OEM arrangements in that fiscal year. If we are unable to increase our billings and sustain cash flow from operating activities, the market price of our common stock will likely fall.

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

We expect competition to persist and intensify in the future as the market for network infrastructure products grows and new and existing competitors devote considerable resources to introducing and enhancing products. For our EV-DO products, we face competition from several of the world’s largest telecommunications equipment providers that provide either a directly competitive product or a product based on alternative technologies, including Alcatel-Lucent, Hitachi, Huawei, and Samsung. In our sales to OEM customers, we face the competitive risk that OEMs might seek to develop internally alternative solutions to those currently purchased from us. Additionally, our OEM customers might elect to purchase technology from our competitors. For our FMC products, our competition includes several public companies, including Cisco, as well as several private companies such as Huawei.
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
Our agreement with our largest OEM customer, Ericsson, provides Ericsson with an option to license some of our intellectual property to develop internally products competitive with the products it currently purchases from us.
Under our OEM agreement with Ericsson, Ericsson has the option to purchase from us the specification for communications among base stations, radio network controllers and network management systems. The specification would enable Ericsson to develop EV-DO software to work with the base station channel card software licensed from us and deployed in the networks of its wireless operator customers. If Ericsson elects to exercise this option, Ericsson will pay us a fixed fee as well as a significant royalty on sales of current and future products that incorporate this specification. The royalty rate varies with annual volume but represents a portion of the license fees we currently receive from our sales to Ericsson. If Ericsson were to exercise the option, Ericsson would receive the current interface specification at the time of option exercise, updated with an upgrade then under development, plus one additional upgrade subject to a development agreement within a limited time after the option exercise for an additional fee. If Ericsson were in the future to develop its own EV-DO software, it could, by exercising this option, enable its own software to communicate with the base station channel cards currently installed in its customers’ networks.
Continued adverse conditions in the global economy and disruption of financial and credit markets could negatively affect our customers’, and therefore our performance.
A prolonged economic downturn in the business or geographic areas in which we sell our products could reduce demand for our products and result in a decline in our revenue and billings. Volatility and disruption of financial and credit markets could limit customers’ ability to obtain adequate financing to maintain operations and invest in network infrastructure and therefore, also could reduce demand for our products and result in a decline in our revenues and billings.
In addition, during economic downturns, customers may slow the rate at which they pay their vendors or become unable to pay their debts as they become due. If any of our significant customers do not pay amounts owed to us in a timely manner or become unable to pay such amounts to us at a time when we have substantial amounts receivable from such customers, our cash flow and results of operations may suffer.

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

The outcome of an ongoing IRS examination of our tax returns could adversely affect our cash balance and operating results.
During the first quarter of fiscal 2009, the Internal Revenue Service, or IRS, began an examination of the our U.S. federal income tax returns for the tax years ended December 31, 2006 and December 30, 2007. The IRS recently completed the field work relating to the audit, and in January 2010, the IRS issued to us a Form 4549, Consent to Assessment and Collection of Tax, which details the proposed adjustments to our tax returns and additional tax due by us of $0.3 million. We executed the Form 4549 and paid the additional tax to stop the accrual of interest thereon. The case is currently undergoing review within the IRS and is still subject to acceptance by the IRS. The IRS has indicated that if upon completion of the review no further adjustments are proposed, we will receive a Form 870 closing the case and assessing interest due.
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
For example, we recognize substantially all of our revenue in accordance with the Accounting Standards Codification, or ASC, Software Revenue Recognition, or ASC 985-605. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant accounting standards to a wide range of sales contract terms and business arrangements that are prevalent in software licensing arrangements and arrangements for the sale of hardware products that contain more than an insignificant amount of software. We collaborate with our OEM customers to develop and negotiate pricing for specific features for future product releases and specified software upgrades. Because we do not sell the same products and upgrades to more than one customer, we are unable to establish fair value for these products and upgrades. As a result, under ASC 985-605, we are required to defer most of our revenue from sales to our OEM customers until after we ship specified upgrades that were committed to the OEM customer at the time of sale. Future interpretations of existing accounting standards, including ASC 985-605, or changes in our business practices could result in future changes in our revenue recognition accounting policies that have a material adverse effect on our results of operations.
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
In September 2009, the Emerging Issues Task Force or EITF finalized two revenue recognition standards which reduced the number of transactions accounted for under ASC 985-605 and modified the scope of this standard. We have not yet fully completed our analysis of the new pronouncements, which will be effective for new or materially modified contracts in fiscal years beginning on or after June 15, 2010.

The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.
We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, including our President and Chief Executive Officer, Chief Technical Officer, and Vice President, Femto Business and Corporate Development. None of these officers is a party to an employment agreement with us, and any of them may terminate employment with us at any time with no advance notice. The replacement of these officers likely would involve significant time and costs, and the loss of these officers may significantly delay or prevent the achievement of our business objectives.
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
We assessed the effectiveness of our internal control over financial reporting as of January 3, 2010 and assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute a material weakness. As a result of this evaluation, no material weaknesses were identified.
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
We have sales personnel in seven countries worldwide, approximately 175 engineers and support staff in Bangalore, India and approximately 60 engineers and support staff in Cambridge, United Kingdom. We expect to continue to add personnel in foreign countries, especially at our Bangalore, India facility. Our international operations subject us to a variety of risks, including:
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
Our common stock has a limited trading history. The trading prices of the securities of technology companies have been highly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	fluctuations in our revenue as a result of our revenue recognition policy, even during periods of significant sales activity;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of any of our products to achieve or maintain market acceptance;
•	any adverse change in our relationship with Ericsson;
•	any adverse resolution of the IRS examination of our U.S. federal income tax returns for the years ended December 31, 2006 and December 30, 2007;
•	changes in market valuations of similar companies;
•	success of competitive products;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	announcements by us or our competitors of significant products, contracts, acquisitions or strategic alliances;
•	regulatory developments in the United States, foreign countries or both;
•	litigation involving our company, our general industry or both;
•	additions or departures of key personnel;
•	general perception of the future of CDMA technology;
•	investors’ general perception of us; and
•	changes in general economic, industry and market conditions.
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
Our directors and management may exercise significant control over our company.
Our directors and executive officers and their affiliates beneficially owned a majority of our outstanding common stock as of January 3, 2010. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
On December 18, 2009, we, our directors, SAC PCG, Parent, GSO, Sankaty Advisors, LLC and ZelnickMedia, LLC were named as defendants in a putative class action complaint, captioned Israni v. Airvana, Inc., et al., C.A. No. 5153-CC, filed in the Court of Chancery of the State of Delaware. That action, purportedly brought on behalf of a class of stockholders, alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to fully inform themselves of Airvana’s market value, maximize stockholder value, obtain the best financial and other terms, and act in the best interests of public stockholders, and seeking to benefit themselves improperly. The complaint further alleges that the non-Airvana defendants aided and abetted the directors’ purported breaches. The plaintiff seeks injunctive and other equitable relief, including to enjoin us and Parent from consummating the merger, in addition to fees and costs. On December 31, 2009, the plaintiff served document requests on us.
On December 31, 2009, a second putative class action complaint was filed against us, our directors, SAC PCG, Parent, GSO, Sankaty Advisors, LLC and ZelnickMedia, LLC in the Court of Chancery of the State of Delaware in an action captioned Gittleson v. Airvana, Inc., et al., C.A. No. 5179-CC. That action, purportedly brought on behalf of a class of stockholders, also alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to fully inform themselves of Airvana’s market value, maximize shareholder value, obtain the best financial and other terms, and act in the best interest of public stockholders, and seeking to benefit themselves improperly. The complaint further alleges that the non-Airvana defendants aided and abetted the directors’ purported breaches. The plaintiff seeks injunctive and other equitable relief, including to enjoin us and Parent from consummating the merger, in addition to fees and costs.
On January 12, 2010, we, our directors, Dr. Eyuboglu, Merger Sub, 72 Mobile Investors, LLC, SAC PCG, GSO, Sankaty Advisors, LLC and ZelnickMedia LLC were named as defendants in a third putative class action complaint, captioned Willis v. Airvana, Inc. et al., C.A. No. 5200, filed in the Court of Chancery of the State of Delaware. That action, purportedly brought on behalf of a class of stockholders, alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to fully inform themselves of our market value, maximize shareholder value, obtain the best financial and other terms, and act in the best interest of public stockholders, and seeking to benefit themselves improperly. The complaint further alleges that the non-Airvana defendants aided and abetted the purported breaches by the directors and Dr. Eyuboglu. The plaintiff seeks declaratory, injunctive and other equitable relief, including to enjoin us and affiliates of Parent from consummating the merger, in addition to unspecified damages, fees and costs.

The above three actions have been consolidated into a single proceeding captioned “In re Airvana Shareholders Litigation.” On February 2, 2010, the plaintiffs submitted a consolidated class action complaint re-alleging the substance of the allegations from the pre-consolidation complaints and further alleging that the January 14 preliminary proxy omitted material information concerning the merger. On February 5, 2010, the plaintiffs filed: (i) a motion to enjoin defendants from consummating the proposed transaction and (ii) a motion for an order directing discovery to proceed on an expedited basis and scheduling a hearing on plaintiffs’ motion for a preliminary injunction. On February 14, 2010, the defendants filed an opposition to the plaintiffs’ request for emergency relief. On February 15, 2010, the court denied plaintiffs’ application for expedited proceedings and declined to schedule a hearing on plaintiffs’ motion for a preliminary injunction.
On December 28, 2009, we, our directors, S.A.C. Private Capital Partners LP (a nonexistent entity), Parent, GSO, Sankaty Advisors, LLC and ZelnickMedia, LLC were named as defendants in a putative class action complaint, captioned Mountney v. Airvana, Inc., et al., C.A. No. 09-5470, filed in the Superior Court, Business Litigation Session, of Suffolk County of the Commonwealth of Massachusetts. That action, purportedly brought on behalf of a class of stockholders, alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to fully inform themselves of Airvana’s market value, maximize shareholder value, obtain the best financial and other terms, and act in the best interest of public stockholders, and seeking to benefit themselves improperly. The complaint further alleges that we and the non-Airvana defendants aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive and other equitable relief, including to enjoin us and Parent from consummating the merger, in addition to fees and costs.
On January 6, 2010, we, our directors, Parent and Merger Sub were named as defendants in a separate putative class action complaint, captioned Short v. Airvana, Inc., et al., C.A. No. 10-0042, filed in the Superior Court, Business Litigation Session, of Suffolk County of the Commonwealth of Massachusetts. That action, purportedly brought on behalf of a class of stockholders, alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to fully inform themselves of our market value, maximize shareholder value, obtain the best financial and other terms, and act in the best interest of public stockholders, and seeking to benefit themselves improperly. The complaint further alleges that we, Parent and Merger Sub aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive and other equitable relief, including to enjoin us and affiliates of Parent from consummating the merger, in addition to fees and costs.
On January 28, 2010, the Company and its directors moved to stay the Massachusetts lawsuits in favor of the consolidated Delaware action. On February 8, 2010 the plaintiffs in the Short action served an opposition to the motion to stay. The defendants’ reply has yet to be served.
We believe that the claims asserted in these suits are without merit.

Item 4.	Reserved

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has traded on the Nasdaq Global Market under the symbol “AIRV” since our initial public offering on July 19, 2007. Prior to our initial public offering, there was no public market for our common stock.
The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported by the Nasdaq Global Market.

Fiscal Year Ended December 28, 2008	High	Low
First Quarter	$6.19	$4.00
Second Quarter	$6.95	$4.82
Third Quarter	$6.70	$4.85
Fourth Quarter	$6.00	$3.36

Fiscal Year Ended January 3, 2010	High	Low
First Quarter	$6.15	$4.34
Second Quarter	$6.19	$4.84
Third Quarter	$7.00	$5.84
Fourth Quarter	$7.65	$5.80
The last reported sale price for our common stock on the Nasdaq Global Market on March 4, 2010 was $7.67 per share.
As of March 4, 2010, there were 129 stockholders of record of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information relating to our equity compensation plans will be included in our proxy statement in connection with our 2010 Annual Meeting of Stockholders, under the caption “Equity Compensation Plan Information.” That portion of our proxy statement is incorporated herein by reference.

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
We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2009.

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
The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on July 20, 2007, the date on which our common stock was first publicly traded, to the close of the last trading day of 2009, in each of (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the Dow Jones Wilshire 5000 Telecommunications Equipment Index, or DJ Wilshire Telecommunications Index.

	7/07	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	1/10
Airvana Inc	100.00	84.38	77.96	72.94	74.76	82.15	80.89	81.59	88.84	94.42	106.00
NASDAQ Composite	100.00	102.21	100.43	85.91	86.76	77.58	59.50	57.60	69.14	80.08	85.81
DJ Wilshire Telecommunications	100.00	101.98	94.99	80.78	78.26	66.59	63.26	58.51	61.30	65.20	69.84

*	$100 invested on 7/20/07 in stock or 6/30/2007 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period. Our fiscal year ends on the Sunday closest to December 31. The consolidated statement of operations data for the fiscal years ended 2007, 2008 and 2009 and the selected consolidated balance sheet data as of December 28, 2008 and January 3, 2010 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal years ended 2005 and 2006, and the consolidated balance sheet data as of January 1, 2006, December 31, 2006 and December 30, 2007 are derived from audited consolidated financial statements, which are not included in this Annual Report. In fiscal 2007, we acquired 3-Way Networks Limited. We used the purchase method of accounting in accordance with ASC 805, Business Combinations to account for the acquisition. On May 22, 2007, our Board of Directors approved, and on June 18, 2007, our stockholders approved, a 1-for-1.333 reverse stock split of our common stock, which was effective on June 29, 2007. All share and per-share data have been retroactively restated to reflect this stock split for all periods presented.
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

	Fiscal Year
	2005	2006	2007	2008	2009
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$2,347	$170,270	$305,785	$138,173	$64,594
Cost of revenue	6,533	45,295	41,904	11,462	13,569

Gross (loss) profit	(4,186)	124,975	263,881	126,711	51,025
Operating expenses:
Research and development	42,922	55,073	76,638	74,826	73,676
Sales and marketing	5,237	7,729	12,055	14,933	16,307
General and administrative	3,253	5,068	7,453	8,976	12,772
In-process research and development	—	—	2,340	—	—

Total operating expenses	51,412	67,870	98,486	98,735	102,755

Operating (loss) income	(55,598)	57,105	165,395	27,976	(51,730)
Interest income, net	3,459	6,602	9,846	7,240	6,693

(Loss) income before tax expense (benefit) and cumulative effect of change in accounting principle	(52,139)	63,707	175,241	35,216	(45,037)
Income tax expense (benefit)	10,875	(10,742)	21,898	13,923	(20,045)

(Loss) income before cumulative effect of change in accounting principle	(63,014)	74,449	153,343	21,293	(24,992)
Cumulative effect of change in accounting principle	—	(330)	—	—	—

Net (loss) income	$(63,014)	$74,119	$153,343	$21,293	$(24,992)

Net (loss) income per common share:
Basic	$(5.42)	$1.21	$2.63	$0.33	$(0.40)
Diluted	$(5.42)	$1.12	$2.19	$0.30	$(0.40)
Shares used in computing net (loss) income per common share:
Basic	12,959	13,542	36,238	64,278	62,499
Diluted	12,959	18,947	43,496	70,091	62,499

	Fiscal Year
	2005	2006	2007	2008	2009
	(In thousands)
Other GAAP and Non-GAAP Financial Data:
Product and service billings (“Billings”)(1)	$157,420	$140,564	$142,174	$125,055	$174,167
Cost related to Billings(2)	45,303	12,543	8,740	13,625	19,300
Gross profit on Billings(3)	112,117	128,021	133,434	111,430	154,867
Operating income on Billings(4)	60,705	60,151	34,948	12,695	52,112
Deferred revenue, at end of period	273,124	243,418	79,978	66,860	176,433
Deferred product and service costs, at end of period	66,966	34,214	1,050	3,213	8,944
Cash flow from operating activities	67,390	25,138	91,771	12,569	44,396

	January 1,	December 31,	December 30,	December 28,	January 3,
	2006	2006	2007	2008	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$135,470	$160,123	$221,963	$228,366	$263,167
Working capital	11,225	3,253	131,886	156,532	130,161
Total assets	219,547	264,207	261,566	257,336	338,717
Redeemable convertible preferred stock	121,714	130,042	—	—	—
Total stockholders’ (deficit) equity	(190,657)	(122,790)	145,175	162,882	140,023

(1)
Billings represents amounts invoiced for products and services delivered and services to be delivered to our customers for which payment is expected to be made in accordance with normal payment terms. For software-only products sold to OEM customers, we invoice only upon notification of sale by our OEM customers. We use Billings to assess our business performance and as a critical metric for our incentive compensation program. We believe Billings is a consistent measure of our sales activity from period to period. Billings is not a GAAP measure and does not purport to be an alternative to revenue or any other performance measure derived in accordance with GAAP. In fiscal 2008, Billings excludes $21.8 million of outstanding invoices to Nortel Networks that were subject to Nortel Networks’ bankruptcy proceedings. In 2009, Billings includes $21.8 million received from Ericsson following its acquisition of Nortel’s CDMA business that we previously did not recognize because of the uncertainty associated with Nortel’s bankruptcy proceedings. The following table reconciles revenue to Billings:

	Fiscal Year
	2005	2006	2007	2008	2009
	(In thousands)
Revenue	$2,347	$170,270	$305,785	$138,173	$64,594
Deferred revenue, at end of period	273,124	243,418	79,978	66,860	176,433
Less: Deferred revenue acquired	—	—	(171)	—	—
Less: Deferred revenue, at beginning of period	(118,051)	(273,124)	(243,418)	(79,978)	(66,860)

Billings	$157,420	$140,564	$142,174	$125,055	$174,167

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

	Fiscal Year
	2005	2006	2007	2008	2009
	(In thousands)
Cost of revenue	$6,533	$45,295	$41,904	$11,462	$13,569
Deferred product and service costs, at end of period	66,966	34,214	1,050	3,213	8,944
Less: Deferred product cost, at beginning of period	(28,196)	(66,966)	(34,214)	(1,050)	(3,213)

Cost related to Billings	$45,303	$12,543	$8,740	$13,625	$19,300

(3)
Gross profit on Billings represents Billings less cost related to Billings. We believe that gross profit on Billings is an important measure of our operating performance. Gross profit on Billings is not a GAAP measure and does not purport to be an alternative to gross profit or any other performance measure derived in accordance with GAAP. In fiscal 2008, gross profit on Billings excludes $21.8 million of outstanding invoices to Nortel Networks that were subject to Nortel Networks’ bankruptcy proceedings. In 2009, gross profit on Billings includes $21.8 million received from Ericsson following its acquisition of Nortel’s CDMA business that we previously did not recognize because of the uncertainty associated with Nortel’s bankruptcy proceedings. The following table reconciles gross profit to gross profit on Billings.

	Fiscal Year
	2005	2006	2007	2008	2009
	(In thousands)
Gross (loss) profit	$(4,186)	$124,975	$263,881	$126,711	$51,025
Deferred revenue, at end of period	273,124	243,418	79,978	66,860	176,433
Less: Deferred revenue acquired	—	—	(171)	—	—
Less: Deferred revenue, at beginning of period	(118,051)	(273,124)	(243,418)	(79,978)	(66,860)
Deferred product and service costs, at beginning of period	28,196	66,966	34,214	1,050	3,213
Less: Deferred product cost, at end of period	(66,966)	(34,214)	(1,050)	(3,213)	(8,944)

Gross profit on Billings	$112,117	$128,021	$133,434	$111,430	$154,867

(4)
Operating profit on Billings represents gross profit on Billings less operating expenses. We believe that operating profit on Billings is an important measure of our operating performance. Operating profit on Billings is not a GAAP measure and does not purport to be an alternative to operating income or any other performance measure derived in accordance with GAAP. In fiscal 2008, operating profit on Billings excludes $21.8 million of outstanding invoices to Nortel Networks that were subject to Nortel Networks’ bankruptcy proceedings. In 2009, operating profit on Billings includes $21.8 million received from Ericsson following its acquisition of Nortel’s CDMA business that we previously did not recognize because of the uncertainty associated with Nortel’s bankruptcy proceedings. The following table reconciles operating profit to operating profit on billings.

	Fiscal Year
	2005	2006	2007	2008	2009
	(In thousands)
Operating (loss) profit	$(55,598)	$57,105	$165,395	$27,976	$(51,730)
Deferred revenue, at end of period	273,124	243,418	79,978	66,860	176,433
Less: Deferred revenue acquired	—	—	(171)	—	—
Less: Deferred revenue, at beginning of period	(118,051)	(273,124)	(243,418)	(79,978)	(66,860)
Deferred product and service costs, at beginning of period	28,196	66,966	34,214	1,050	3,213
Less: Deferred product and service costs, at end of period	(66,966)	(34,214)	(1,050)	(3,213)	(8,944)

Operating profit on billings	$60,705	$60,151	$34,948	$12,695	$52,112

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include expectations regarding the timing of the merger of Airvana and 72 Mobile Holdings, LLC; statements regarding the ability to complete the merger; any expectation of earnings, revenues, billings or other financial items; development of femtocell alliances and shipments; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements concerning new products or services; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Most of our current products are based on a wireless communications standard known as CDMA2000 1xEV-DO, or EV-DO. In 2002, we began delivering commercial infrastructure products based on the first generation EV-DO standard known as Rev 0. The second generation EV-DO standard is known as Rev A and supports push-to-talk, Voice-over-IP, or VoIP, and faster Internet services. We delivered our first Rev A software release in April 2007. Prior to 2008, most of our EV-DO sales were driven by operator deployments focused on coverage — with operators extending their broadband services across larger portions of their subscriber geographies. Data traffic and service revenue growth continues to outpace voice growth at many major wireless operators around the world. Our EV-DO sales in 2008 and 2009 were driven by capacity growth as operators looked to expand their capacity to accommodate increased data traffic fueled by greater consumer use of handheld devices, web browsing and 3G multimedia applications, although operators in some markets continue to deploy our products to expand coverage. Over the longer term, we expect our EV-DO sales to continue to be driven by capacity growth as operators acquire more broadband subscribers that consume more broadband data.
We have developed a special business model to serve mobile operators and our original equipment manufacturer, or OEM, customers with embedded software products. Our software is deployed in an OEM’s installed base of wireless networks. These networks are designed to deliver high quality wireless services to millions of consumers and are built and regularly upgraded over long periods of time, often 10 to 15 years. A key element of our strategy is to deliver significant increases in performance and functionality to both our OEM customers and to operators through software upgrades to these networks. In 2007, we delivered two major EV-DO software releases that provide for deployment of high-performance multi-media applications by enabling faster downlink and uplink speeds, supporting push-to-talk services, and adding new proprietary “clustering” features that are designed to dramatically improve network scalability. In 2008, we delivered two additional EV-DO software releases which enable mobile operators to more efficiently increase capacity and accelerate the roll-out of next-generation multimedia services. In 2009, we delivered one additional EV-DO software release which increased the capacity and performance of operators’ mobile broadband networks by redistributing the resources within the network to serve smartphone and data card traffic in an effective manner, optimizes the way network “control messages” are transmitted so the existing infrastructure can handle more devices, call activity, and in-session user mobility, and increases radio network performance resulting in higher data rates for users in weak signal areas.

We are also investing significantly in fixed mobile convergence, or FMC, products that transform the experience of using mobile devices indoors, providing benefits such as better coverage, better quality and performance of broadband applications, and lower costs for both users and operators. Our FMC products enable operators to take advantage of wireline broadband connections such as cable, DSL and fiber that already exist in most offices and homes to connect mobile devices to an operator’s services. To accomplish this, operators can place a personal base station, or what the industry refers to as a femtocell access point, in the home or office. We have developed femtocell access points to support networks based on either of the world’s most prevalent wireless standards, code division multiple access, or CDMA, and universal mobile telephone standard, or UMTS. Currently, there is significant operator interest in our femtocells, as they work with existing handsets and provide indoor coverage for both residential and enterprise users. Our femtocell products are an important component of our growth and diversification strategy.
We were founded in March 2000 and sold our first product in the second quarter of fiscal 2002. Our growth has been driven primarily by sales through our OEM customers to wireless operators already using our EV-DO products as they increase the capacity and geographic coverage of their networks, and by an increase in the number of wireless operators that decide to deploy our EV-DO products on their networks. We have sold over 70,000 channel card licenses for use by over 70 operators worldwide.
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
In September 2009, we entered into a supply and licensing agreement with a multinational infrastructure provider to supply our UMTS and CDMA 2000 Femtocell technology for integration into its products such as stand alone femtocell access points or residential gateways, and resale of such products to its customers. The agreement is non-exclusive and sets forth the terms and conditions under which it may purchase our femtocell products and services. The term of the agreement extends through September 2012.
On January 14, 2009, Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Also on January 14, 2009, some of Nortel Networks Corporation’s U.S. subsidiaries, including Nortel Networks Inc., filed Chapter 11 voluntary petitions in the State of Delaware. On July 28, 2009, the United States and Canadian bankruptcy courts approved a bid for Nortel Networks’ CDMA business by Ericsson, subject to satisfaction of regulatory and other conditions. This acquisition was completed in November 2009 and our OEM agreement with Nortel was assigned to Ericsson.
In December 2009, we entered into another agreement with Ericsson amending certain provisions of the Development and Purchase and Sale Agreement for CDMA High Data Rate (1xEV-DO) Products, dated as of October 1, 2001, between us and Ericsson, in which we agreed to pricing for software products and upgrades that were under development at the time and subsequently delivered in December 2009.
On December 17, 2009, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with 72 Mobile Holdings, LLC, a Delaware limited liability company, or Parent, and 72 Mobile Acquisition Corp or Merger Sub, a wholly-owned subsidiary of Parent. Parent is a newly formed entity to be owned, directly and indirectly, by affiliates of S.A.C. Private Capital Group, LLC, GSO Capital Partners LP, Sankaty Advisors LLC and ZelnickMedia. Under the terms of the Merger Agreement, upon closing of the merger, Merger Sub will be merged with and into Airvana, with Airvana continuing as the surviving corporation or the merger, and the holders of our common stock will receive $7.65 in cash per share of common stock. Following the closing of the merger, Parent will own all of the outstanding capital stock of the surviving corporation and we will no longer be a publicly traded company. We expect to close the merger in the first half of 2010.

In January 2010, we entered into a global reseller agreement with a multinational infrastructure provider to supply and support our UMTS femtocells. The agreement is non-exclusive and sets forth the terms and conditions under which the customer may purchase our femtocell products. The initial term of the agreement is five years, with automatic annual renewals, unless either party gives nine months written notice of its intent not to renew.
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
We collaborate with our OEM customers to develop specific features for products that they sell to their wireless operator customers. We expect to continue to develop, for each OEM customer, products based on our core technology that are configured specifically to meet the requirements of each OEM and its customers. We also offer our OEM customers the option to purchase and make available to their wireless operator customers new products and specified upgrades at prices that we set prior to general availability of the new product or specified upgrade. We expect that we will release one or more specified upgrades per year.
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
Our typical sales arrangements involve multiple elements, including: perpetual licenses for our software products and specified software upgrades; the sale of hardware, maintenance and support services; and the sale of professional services, including training. Software is more than incidental to all of our products and, as a result, we recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 985-605, Software Revenue Recognition, or ASC 985-065.
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
Product Revenue. Our product revenue is principally currently derived from the sale of our EV-DO mobile network products that are used by wireless operators to provide mobile broadband services. These products include four major components: base stations or OEM base station channel cards; radio network controllers; network management systems; and software upgrades to the OEM’s installed base. We have sold OEM base station channel cards both as hardware/software combinations and as software licenses when the OEM customer chooses to have the hardware manufactured for it by a third party. RNCs and network management systems are usually sold as software licenses as the OEM customer procures off-the-shelf hardware from third party suppliers. Almost all of our revenue and product and service billings to date have been derived from sales of our EV-DO products through our OEM agreement with Ericsson, formerly Nortel Networks. Revenue from our FMC products has not been material to date.
We first derived revenue and product and service billings in fiscal 2002 from the sale of first generation EV-DO mobile network products based on the Rev 0 version of the standard. Prior to the third quarter of fiscal 2006, we sold Rev 0-based base station channel cards, which were manufactured for us by a third party, and licensed Rev 0 software for these OEM base station channel cards, as well as for RNCs and network management systems. In connection with the transition to products based on the Rev A version of the standard, Nortel Networks exercised its right to license our hardware design in order to manufacture the OEM base station channel cards that support Rev A instead of purchasing this hardware from us. As a result, beginning in the third quarter of fiscal 2006, our product sales to Nortel Networks are derived solely from the license of software for OEM base station channel cards, RNCs, network management systems and system upgrades.
Under our revenue recognition policy described above, we begin to recognize revenue from sales to an OEM customer only after we deliver a specified upgrade to which we have previously committed. When we commit to an additional upgrade before we have delivered an upgrade to which we previously committed, we defer all revenue from product sales after the date of such commitment until we deliver the additional upgrade.

Our product revenue in fiscal 2007 consisted primarily of software license fees and hardware shipments to our primary OEM customer from April 2005 through May 2007 and was recognized upon the delivery of two specified upgrades during fiscal 2007. Our April 2005 specified upgrade, or software version 4.0, was delivered in the second quarter of fiscal 2007 and as a result, we recognized product revenue of $141.5 million that consisted primarily of software license fees and hardware shipments to our primary OEM customer from April 2005 through September 2006, which is when we made another commitment for a specified future software upgrade. Our September 2006 specified upgrade or software version 5.0 was delivered in the fourth quarter of fiscal 2007 and as a result, we recognized product revenue of $137.4 million that consisted primarily of billings from software license fees to our primary OEM customer from September 2006 through June 2007 at which time we made another commitment for a specified software upgrade.
Our product revenue in fiscal 2008 consisted primarily of software license fees billed to our primary OEM customer from June 2007 through July 2008 and was recognized upon the delivery of two additional specified upgrades during fiscal 2008. Our June 2007 specified upgrade or software version 6.0, was delivered in the second quarter of fiscal 2008 and as a result, we recognized product revenue of $59.0 million that consisted primarily of billings from software license fees to our primary OEM customer from June 2007 through December 2007, when we made another commitment for a specified future software upgrade. Our December 2007 specified upgrade or software version 7.0, was delivered in the fourth quarter of fiscal 2008 and as a result, we recognized product revenue of $57.1 million that consisted primarily of billings from software license fees to our primary OEM customer from December 2007 through July 2008, when we made another commitment for a specified future software upgrade.
Our product revenue in fiscal 2009 consisted primarily of software license fees billed to our primary OEM customer from July 2008 through October 2008 and was recognized upon the delivery of a specified software upgrade, software version 8.0, in the fourth quarter of fiscal 2009. As a result, we recognized product revenue of $36.4 million in fiscal 2009.
In October 2008, we made an additional commitment to a specified software upgrade, which we refer to as the October 2008 specified upgrade or software version 8.1. In May 2009, we made another commitment for a specified software upgrade, which we refer to as the May 2009 specified upgrade or software version 8.2. In December 2009, we made another commitment for a specified software upgrade, which we refer to as the December 2009 specified upgrade. As of January 3, 2010, there were three specified software upgrades that we had not yet delivered, software version 8.1, which we expect to deliver in the first half of fiscal 2010, software version 8.2, which we expect to deliver in the first half of fiscal 2010 and the December 2009 specified upgrade, which we expect to deliver in the second half of fiscal 2010.
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
As discussed above, we defer all revenue, including revenue related to maintenance and support services, until all specified upgrades outstanding at the time of shipment have been delivered. When VSOE of fair value for PCS does not exist, all revenue related to product sales and software-only license fees, including bundled PCS, is deferred until all specified software upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, we recognize a proportionate amount of all such revenue previously deferred based on the portion of the applicable warranty period that has elapsed at the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. When VSOE of fair value for PCS exists, we allocate a portion of the initial product revenue and software-only license fees to the bundled PCS based on the fees we charge for annual PCS when sold separately. When all specified software upgrades outstanding at the time of shipment are delivered, under the residual method, we recognize the previously deferred product revenue and software-only license fees, as well as the earned PCS revenue, based on the portion of the applicable warranty period that has elapsed. The unearned PCS revenue is recognized ratably over the remainder the applicable warranty period. Notwithstanding our inability to establish VSOE of fair value of maintenance and support services to Ericsson under ASC 985-605 for revenue recognition purposes, we are permitted to present product revenue and service revenue separately on our consolidated statements of operations based on historical maintenance and support services renewal rates at the time of sale, which we believe are substantive rates.

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
On January 14, 2009, Nortel Networks announced that it had filed for bankruptcy protection. At the time of that filing, we had outstanding invoices to Nortel Networks in the amount of $21.8 million from the quarter and year ended December 28, 2008. Since the collection of these amounts was subject to Nortel Networks’ bankruptcy proceedings, they were accounted for on a cash basis and excluded from billings in fiscal 2008. This $21.8 million was included in billings in fiscal 2009 after being collected in the fourth quarter of fiscal 2009.
Our product and service billings were $142.2 million in fiscal 2007, $125.1 million in fiscal 2008 and $174.2 million in fiscal 2009. Product and service billings to Nortel Networks were 98% of billings in fiscal 2007 and 93% of billings in fiscal 2008. Product and service billings to Ericsson were 94% of billings in fiscal 2009.
The following table reconciles revenue to product and service billings:

	Fiscal Year
	2007	2008	2009
Revenue	$305,785	$138,173	$64,594
Deferred revenue, at end of period	79,978	66,860	176,433
Less: Deferred revenue acquired	(171)	—	—
Less: Deferred revenue, at beginning of period	(243,418)	(79,978)	(66,860)

Product and service billings	$142,174	$125,055	$174,167

Deferred Revenue
Product and service billings for invoiced shipments and software license fees, and related maintenance services, as well as non-recurring engineering and other development services for which revenue is not recognized in the current period are recorded as deferred revenue. Deferred revenue increases each fiscal period by the amount of product and service billings that are deferred in the period and decreases by the amount of revenue recognized in the period. We classify deferred revenue that we expect to recognize during the next twelve months as current deferred revenue on our balance sheet and the remainder as long-term deferred revenue. As of January 3, 2010, $167.4 million of deferred revenue is included in current liabilities and $9.0 million of deferred revenue is included in long-term liabilities.

Under our revenue recognition policy described above, we recognize revenue from sales to an OEM customer only when we deliver a specified upgrade to which we had previously committed. When we commit to an additional upgrade before we have delivered an upgrade to which we previously committed, we defer all revenue from product sales after the date of such commitment until we deliver the additional upgrade.
We committed to a specified future software upgrade in April 2005, which we refer to as our April 2005 specified upgrade. We delivered the April 2005 specified upgrade in April 2007. We committed to a subsequent specified upgrade in September 2006, which we refer to as our September 2006 specified upgrade. We delivered the September 2006 specified upgrade in November 2007. We committed to an additional subsequent specified upgrade in June 2007, which we refer as our June 2007 specified upgrade. We delivered the June 2007 specified upgrade in June 2008. We committed to an additional subsequent specified upgrade in December 2007, which we refer to as our December 2007 specified upgrade. We delivered the December 2007 specified upgrade in the fourth quarter of fiscal 2008. We committed to an additional subsequent specified upgrade in July 2008, which we refer to as our July 2008 specified upgrade. We delivered the July 2008 specified upgrade in the fourth quarter of fiscal 2009. We had outstanding commitments for additional specified upgrades committed to in October 2008, May 2009 and December 2009, which we refer to as our October 2008 specified upgrade, our May 2009 specified upgrade and our December 2009 specified upgrade, respectively. We expect to deliver the October 2008, May 2009 and December 2009 specified upgrades in 2010.
At December 28, 2008 and January 3, 2010, other deferred revenue primarily related to sales and development services for our new fixed-mobile convergence related products.
Deferred revenue and deferred product and service costs at December 28, 2008 consists of the following:

	Current	Long-Term	Total
Deferred revenue related to December 2007 specified upgrade	$7,397	$—	$7,397
Deferred revenue related to July 2008 specified upgrade	37,775	—	37,775
Deferred revenue related to October 2008 specified upgrade	13,663	—	13,663
Other deferred revenue	2,475	5,550	8,025

Total deferred revenue	$61,310	$5,550	$66,860

Deferred product cost related to December 2007 specified upgrade	$79	$—	$79
Deferred product cost related to July 2008 specified upgrade	742	—	742
Deferred product cost related to October 2008 specified upgrade	566	—	566
Other deferred product and service costs	526	1,300	1,826

Total deferred product and service costs	$1,913	$1,300	$3,213

Deferred revenue and deferred product and service costs at January 3, 2010 consists of the following:

	Current	Long-Term	Total
Deferred revenue related to October 2008 specified upgrade	$83,346	$—	$83,346
Deferred revenue related to May 2009 specified upgrade	69,866	—	69,866
Deferred revenue related to December 2009 specified upgrade	12,768	—	12,768
Other deferred revenue	1,410	9,043	10,453

Total deferred revenue	$167,390	$9,043	$176,433

Deferred product cost related to October 2008 specified upgrade	$1,707	$—	$1,707
Deferred product cost related to May 2009 specified upgrade	1,229	—	1,229
Deferred product cost related to December 2009 specified upgrade	136	—	136
Other deferred product and service costs	307	5,565	5,872

Total deferred product and service costs	$3,379	$5,565	$8,944

Cost of Revenue
Cost of product revenue consists primarily of:
•	cost for channel card hardware provided by contract manufacturers;

•	cost of hardware for our RNCs and network management systems;

•	license fees for third-party software and other intellectual property used in our products; and

•	other related overhead costs.
Cost of service revenue consists primarily of salaries, benefits and stock-based compensation for employees that provide support services to customers and manage the supply chain.
Some of the technology that we incorporate into our EV-DO products and sell to Ericsson is licensed from Qualcomm. In the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, Qualcomm undertook an audit of the royalties that we paid to Qualcomm in respect of the EV-DO products that we sold between 2003 and 2007. Qualcomm determined that we do not owe them any additional royalties beyond the amounts we had accrued.
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
Deferred Product and Service Costs
Cost related to product billings for invoiced shipments and software-only license fees for which revenue is not recognized in the current period is recorded as deferred product cost. In addition, when we perform development services that are essential to the functionality of the initial delivery of a new product where the associated revenues have been deferred due to the fact that they do not qualify as units of accounting separate from the delivery of the software, we defer direct and incremental development costs. The costs deferred consist of employee compensation and benefits for those employees directly involved with performing the development, as well as other direct and incremental costs. All costs incurred in excess of the related revenues are expensed as incurred. Deferred product and service costs increases each fiscal period by the amount of product and service costs associated with product and service billings that are deferred in the period and decreases by the amount of product and service costs associated with revenue recognized in the period. We classify deferred product cost that we expect to recognize during the next twelve months as current deferred product and service costs on our balance sheet. As of January 3, 2010, $3.4 million of deferred product cost was included in current assets and $5.6 million of deferred service cost was included in long-term assets.
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
Due to the Nortel Networks’ bankruptcy filing on January 14, 2009, we excluded the $21.8 million of pre-bankruptcy filing outstanding invoices to Nortel Networks from billings for the year ended December 28, 2008. As a result, our gross profit on billings was reduced by the same amount for the year ended December 28, 2008. This $21.8 million of pre-bankruptcy filing outstanding invoices was included in billings and gross profit on billings for the year ended January 3, 2010 after being collected in the fourth quarter of fiscal 2009.
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
We expense all research and development cost as it is incurred. Our research and development is performed by our engineering personnel in the United States, India and the United Kingdom. We intend to continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position and the development of new products for new markets. We expect research and development expense to remain similar in amount through fiscal 2010.
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

General and administrative expense increased in 2009 as we incurred one-time charges related to the proposed merger, partially offset by reduction in initial fees related to Sarbanes-Oxley compliance incurred in fiscal 2008.
Stock-Based Compensation Expense
We adopted the requirements of ASC 718, Stock Compensation, or ASC 718, in the first quarter of fiscal 2006. ASC 718 addresses all forms of shared-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. ASC 718 requires us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value.
Operating Income on Billings
Operating income on billings, which is a non-GAAP measure, varies from period to period according to the amount of gross profit on billings less operating expenses for the period.
Interest Income, Net
Interest income, net, primarily relates to interest earned on our cash, cash equivalents and investments. In fiscal 2009, interest income also included $3.2 million received from Ericsson related to accrued interest on the Nortel Networks pre-bankruptcy filing invoices collected in the fourth quarter of fiscal 2009.
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
Cash and Investments
We had unrestricted cash and cash equivalents and investments totaling $228.4 million as of December 28, 2008 and $263.2 million as of January 3, 2010. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1), and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments. We have an investment policy that guides our investing activities. In connection with our proposed merger, we have begun to liquidate our available for sale securities.
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

We use forward foreign currency exchange contracts to hedge our exposure to forecasted foreign currency denominated transactions based in the United Kingdom. These forward contracts are not designated as cash flow, fair value or net investment hedges; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the expenses and transactions being hedged. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows. Gains and losses on the changes in fair value recorded to earnings are classified as other income and amounted to a $0.8 million gain for the year ended January 3, 2010. We had no outstanding forward foreign currency exchange contracts as of January 3, 2010.
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
We sell our products primarily through OEM arrangements with telecommunications infrastructure vendors such as Ericsson. We have collaborated with our OEM customers on a best efforts basis to develop initial product features and subsequent enhancements for the products that are sold by a particular OEM to its wireless operator customers. For each OEM customer, we expect to continue to develop products based on our core technology that are configured for the requirements of the OEM’s base stations and its operator customers.

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

Our support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in our software. Our annual support and maintenance fees are based on a percentage of the initial sales or list price of the applicable hardware and software products and may include a fixed amount for help desk services. Included in the price of the product, we provide maintenance and support during the product warranty period, which is typically one year. As discussed above, we defer all revenue, including revenue related to maintenance and support services (“post-contract customer support” or “PCS”), until all specified upgrades outstanding at the time of shipment have been delivered. In connection with an amendment to our OEM arrangement in 2007, we can no longer assert VSOE of fair value for PCS to Ericsson (formerly Nortel Networks). When VSOE of fair value for PCS cannot be established, all revenue related to product sales and software-only license fees, including bundled PCS, is deferred until all specified software upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, we recognize a proportionate amount of all such revenue previously deferred based on the portion of the applicable warranty period that has elapsed as of the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. When VSOE of fair value for PCS can be established, we allocate a portion of the initial product revenue and software-only license fees to the bundled PCS based on the fees we charge for annual PCS when sold separately. When all specified software upgrades outstanding at the time of shipment are delivered, under the residual method, we recognize the previously deferred product revenue and software-only license fees, as well as the earned PCS revenue, based on the portion of the applicable warranty period that has elapsed. The unearned PCS revenue is recognized ratably over the remainder the applicable warranty period. Notwithstanding our inability to establish VSOE of fair value of maintenance and support services to Ericsson for revenue recognition purposes, we present product revenue and service revenue separately on our consolidated statements of income based on historical maintenance and support services renewal rates at the time of sale.
For maintenance and service renewals, we recognize revenue for such services ratably over the service period as services are delivered.
We provide professional services for deployment optimization, network engineering and radio frequency deployment planning, and provide training for network planners and engineers. We generally recognize revenue for these services as the services are performed as we have deemed such services not essential to the functionality of our products. We have not issued any refunds on products sold. As such, no provisions have been recorded against revenue or related receivables for potential refunds.
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

Investments and Restricted Investments
We determine the appropriate categorization of investments in securities at the time of purchase. As of December 28, 2008 our investments were categorized as held-to-maturity and were presented at their amortized cost. As of January 3, 2010, due to the proposed merger, we no longer intended to hold some of our investments to maturity and, accordingly, reclassified certain of our investments from held-to-maturity to available-for-sale. Held-to-maturity investments are presented at their amortized cost and available-for-sale investments are presented at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss). The amortized cost of held-to-maturity debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest or other income (expense). We classify securities on our balance sheet as short-term or long-term based on the date we reasonably expect the securities to mature or liquidate.
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
ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. In accordance with ASC 718, we recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award, which is generally four to five years, and have elected to use the Black-Scholes option pricing model to determine fair value. ASC 718 eliminated the alternative of applying the intrinsic value method to stock compensation awards. We adopted the accounting standards of ASC 718 on the first day of fiscal 2006 using the prospective-transition method. As such, we will continue to apply the intrinsic value method in future periods to equity awards granted prior to the adoption of ASC 718.
As there was no public market for our common stock prior to July 19, 2007, the date of our IPO, we determined the volatility percentage used in calculating the fair value of stock options we granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the year ended December 28, 2008 was between 54% and 58% and in the year ended January 3, 2010 between 50% and 51%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 110. The expected life of options granted during the year ended December 28, 2008 and January 3, 2010 was 6.25 years. For the years ended December 28, 2008 and January 3, 2010, the weighted-average risk free interest rate used was 3.16% and 2.45%, respectively. The risk-free interest rate is based on a weighted average of a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although we paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as we do not currently anticipate paying cash dividends on our common stock in the future. In addition, ASC 718 requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas prior FASB accounting guidance permitted companies to record forfeitures based on actual forfeitures, which was our historical policy. As a result, we applied an estimated forfeiture rate between 3% and 6% for the year ended December 28, 2008 and 6% for the year ended January 3, 2010 in determining the expense recorded in our consolidated statements of operations. These rates were derived by review of our historical forfeitures since 2000.
For the years ended December 28, 2008 and January 3, 2010, we recorded expense of $4,844 and $6,317, respectively, in connection with share-based awards and related tax benefit of approximately $704 and $1,232 for fiscal 2008 and 2009, respectively. As of January 3, 2010, future expense for non-vested stock options of $15,715 was expected to be recognized over a weighted-average period of 2.52 years.

Income Taxes
We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes under the provisions of ASC 740, Income Taxes, or ASC 740, which requires the recognition of deferred income tax assets and liabilities for expected future tax consequences of events that have been recognized in our financial statements or tax returns. Under ASC 740, we determine the deferred tax assets and liabilities based upon the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We must then periodically assess the likelihood that our deferred tax assets will be recovered from our future taxable income, and, to the extent we believe that it is more likely than not our deferred tax assets will not be recovered, we must establish a valuation allowance against our deferred tax assets.
In July 2006, the FASB issued accounting guidance which creates a single model to address uncertainty in tax positions and clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740 by prescribing the minimum threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. We adopted this guidance on January 1, 2007. We did not recognize any liability for unrecognized tax benefits as a result of adopting this guidance as of January 1, 2007. Our liability, including interest, was $5.7 million at December 28, 2008 and $6.1 million at January 3, 2010. We did not recognize any interest or penalties in the year ended December 30, 2007. During the year ended December 28, 2008, we recognized approximately $184 of interest and $0 in penalties as a component of income tax expense. During the year ended January 3, 2010, we recognized approximately $153 thousand of interest and $0 in penalties as a component of income tax expense.

Results of Operations
The following table sets forth our results of operations for the periods shown:
AIRVANA, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 30,	December 28,	January 3,
	2007	2008	2010
	(In thousands)
Revenue:
Product	$279,133	$123,295	$45,121
Service	26,652	14,878	19,473

Total revenue	305,785	138,173	64,594
Cost of revenue:
Product	34,794	3,267	3,195
Service	7,110	8,195	10,374

Total cost of revenue	41,904	11,462	13,569
Gross profit	263,881	126,711	51,025
Operating expenses:
Research and development	76,638	74,826	73,676
Selling and marketing	12,055	14,933	16,307
General and administrative	7,453	8,976	12,772
In-process research and development	2,340	—	—

Total operating expenses	98,486	98,735	102,755

Operating income	165,395	27,976	(51,730)
Interest and other income (expense)
Interest and other income	9,881	7,241	6,693
Interest expense	(35)	(1)	—

Total interest and other income	9,846	7,240	6,693

Income (loss) before income tax expense (benefit)	175,241	35,216	(45,037)
Income tax expense (benefit)	21,898	13,923	(20,045)

Net income (loss)	$153,343	$21,293	$(24,992)

Other GAAP and Non-GAAP Financial Data(1):
Product and service billings	$142,174	$125,055	$174,167
Cost related to product and service billings	8,740	13,625	19,300
Gross profit on Billings	133,434	111,430	154,867
Operating income on Billings	34,948	12,695	52,112
Deferred revenue, at end of period	79,978	66,860	176,433
Deferred product and service costs, at end of period	1,050	3,213	8,944
Cash flow from operating activities	91,771	12,569	44,396

(1)	For a reconciliation of non-GAAP financial data to GAAP data, please see the tables on the following pages of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Comparison of Fiscal 2008 and Fiscal 2009
Revenue and Product and Service Billings

	Fiscal Year		Period-to-Period
	2008	2009	Change
	(In thousands)
Revenue	$138,173	$64,594	$(73,579)
Deferred revenue, at end of period	66,860	176,433
Less: Deferred revenue, at beginning of period	(79,978)	(66,860)

Product and service billings	$125,055	$174,167	$49,112

Revenue in fiscal 2009 was derived principally from the recognition of $37.8 million of software license and maintenance revenues related to the delivery in December 2009 of our July 2008 software release version 8.0 specified upgrade, $7.4 million of software license and maintenance revenues related to the delivery in November 2008 of our December 2007 software release version 7.0 specified upgrade and $9.5 million from maintenance and support services performed during the year. In addition, we recognized $6.5 million of revenue associated with fees related to a development agreement with Qualcomm that was terminated by Qualcomm in the fourth quarter of fiscal 2009. Revenue in fiscal 2008 was derived principally from the recognition of $61.3 million of software license and maintenance revenues related to the delivery in June 2008 of our June 2007 software release version 6.0 specified upgrade and $60.3 million of software license and maintenance revenues related to the delivery in November 2008 of our December 2007 software release version 7.0 specified upgrade. The revenue related to our June 2007 specified upgrade consisted of billings from June 2007 through November 2007; the revenue related to our December 2007 specified upgrade consisted of billings from December 2007 through June 2008; and the revenue related to our July 2008 specified upgrade consisted of billings from July 2008 through October 2008.
The increase in product and service billings in fiscal 2009 was due primarily to the collection of $21.8 million of pre-bankruptcy filing outstanding invoices to Nortel Networks that were being accounted for on a cash basis. As a result, these amounts were excluded from billings in fiscal 2008 and included in billings in fiscal 2009 when collected.
Cost of Revenue and Cost Related to Product and Service Billings

	Fiscal Year		Period-to-Period
	2008	2009	Change
	(In thousands)
Cost of revenue	$11,462	$13,569	$2,107
Deferred product and service costs, at end of period	3,213	8,944
Less: Deferred product cost, at beginning of period	(1,050)	(3,213)

Cost related to product and service billings	$13,625	$19,300	$5,675

The increase in cost of revenue in fiscal 2009 was due primarily to an increase in cost of service revenue associated with an increase in customer service headcount to support a larger installed base of product.
The increase in cost related to product and service billings was due primarily to initial sales of prototype units and costs related to NRE billings for custom development of our FMC products.

Gross Profit and Gross Profit on Billings

	Fiscal Year		Period-to-Period
	2008	2009	Change
	(In thousands)
Gross profit	$126,711	$51,025	$(75,686)
Deferred revenue, at end of period	66,860	176,433
Less: Deferred revenue acquired	—	—
Less: Deferred revenue, at beginning of period	(79,978)	(66,860)
Deferred product cost, at beginning of period	1,050	3,213
Less: Deferred product and service costs, at end of period	(3,213)	(8,944)

Gross profit on Billings	$111,430	$154,867	$43,437

The decrease in gross profit was due primarily to a decrease in revenue of $73.6 million to $64.6 million in fiscal 2009 and an increase in cost of revenue of $2.1 million to $13.6 million in fiscal 2009. We expect gross profit on our revenue to continue to fluctuate significantly in the future based on the time period between commitments for future software upgrades and the volume of sales in those time intervals.
Gross profit on Billings increased primarily due to an increase in product and service billings of $49.1 million to $174.2 million in fiscal 2009, partially offset by an increase in cost related to product and service billings of $5.7 million to $19.3 million in fiscal 2009.
Operating Expenses

	Fiscal Year		Period-to-Period Change
	2008	2009	Amount	Percentage
	(In thousands)
Research and development	$74,826	$73,676	$(1,150)	1.5%
Sales and marketing	14,933	16,307	1,374	9.2%
General and administrative	8,976	12,772	3,796	42.3%

Total operating expenses	$98,735	$102,755	$4,020	4.1%

Research and Development. The decrease in research and development expense in fiscal 2009 was due primarily to a decrease in outside service expense and development tools expense related to non-recurring engineering programs and reduced reliance on outside services for the outsourcing of new product development, as well as an increase in development costs allocated to deferred cost for our FMC products, partially offset by an increase in temporary staffing related to the assistance of ongoing development projects in fiscal 2009 and an increase in salary and benefit expense associated with annual salary raises in fiscal 2009. Outside service expense decreased by $0.7 million to $2.3 million in fiscal 2009. Development tools expense decreased by $1.1 million to $1.3 million in fiscal 2009. Development costs allocated to deferred cost increased by $3.3 million to $6.9 million in fiscal 2009. Temporary staffing expense increased by $2.2 million to $5.9 million in fiscal 2009. Salary and benefit expense increased by $1.6 million to $48.7 million in fiscal 2009.
Sales and Marketing. The increase in sales and marketing expense in fiscal 2009 was primarily due to an increase in salary and benefit expense associated with an increase in the number of sales, marketing and customer support employees to support a larger installed base and expansion of our international sales offices, partially offset by a decrease in sales commission expense. Salary and benefit expense associated with the increase in headcount increased by $2.2 million to $12.2 million in fiscal 2009. Commission expense decreased by $0.5 million to $1.2 million in fiscal 2009.
General and Administrative. The increase in general and administrative expense in fiscal 2009 was primarily due to $3.2 million in professional fees incurred associated with our proposed merger as well as an increase in salary and benefit expense associated with annual salary raises in fiscal 2009. Salary and benefit expense increased by $0.5 million to $4.4 million in fiscal 2009.

Operating Profit (Loss) and Operating Profit on Billings

	Fiscal Year		Period-to-Period
	2008	2009	Change
	(In thousands)
Operating profit	$27,976	$(51,730)	$(79,706)
Deferred revenue, at end of period	66,860	176,433
Less: Deferred revenue, at beginning of period	(79,978)	(66,860)
Deferred product cost, at beginning of period	1,050	3,213
Less: Deferred product and service costs, at end of period	(3,213)	(8,944)

Operating profit on billings	$12,695	$52,112	$39,417

The decrease in operating profit in fiscal 2009 was due primarily to the decrease in our gross profit, described above, coupled with an increase in operating expenses in fiscal 2009 described above.
The increase in operating profit (loss) on billings in fiscal 2009 was due primarily to the increase in our gross profit on billings, described above, coupled with an increase in operating expenses in fiscal 2009, described above.
Interest and Other Income, Net. Interest and other income, net, consists primarily of interest generated from the investment of our cash balances. The decrease in interest income of $0.5 million to $6.7 million in fiscal 2009 was due primarily to lower interest rates, partially offset by other income of $0.8 million associated with gains on our hedging program and the collection of $3.2 million of interest associated with Nortel Networks pre-bankruptcy outstanding invoices.
Income Tax Expense. We recorded an income tax benefit of $20.0 million for fiscal 2009. This benefit is primarily related to losses incurred and tax credits generated from operations in the United States, which will be carried back to offset taxes paid in prior years, and the impact of the reduction of valuation allowance against our U.K. net operating loss carryforwards as a result of implementing a sale of intellectual property from our U.K. subsidiary to the U.S. parent company. This benefit is partially offset by increases in reserves for uncertain tax positions and nondeductible stock compensation charges. We recorded income tax expense of $13.9 million for fiscal 2008. This expense relates primarily to profits in the United States taxed at the federal statutory rate, losses from foreign operations for which no tax benefits can be recognized, and increases in unrecognized tax benefits. This tax is reduced by the benefit from federal research credits and manufacturing deductions.
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

Revenue in fiscal 2008 was derived principally from the recognition of $61.3 million of software license and maintenance revenues related to the delivery in June 2008 of our June 2007 software release version 6.0 specified upgrade and $60.3 million of software license and maintenance revenues related to the delivery in November 2008 of our December 2007 software release version 7.0 specified upgrade. The revenue related to our June 2007 specified upgrade consisted of billings from June 2007 through November 2007 and the revenue related to our December 2007 specified upgrade consisted of billings from December 2007 through June 2008. Revenue in fiscal 2007 was derived principally from product shipments and sales of software licenses, maintenance and support related to our April 2005 specified upgrade and our September 2006 specified upgrade. The revenue related to our April 2005 specified upgrade consisted of billings from April 2005 through August 2006 and the revenue related to our September 2006 specified upgrade consisted of billings from September 2006 through May 2007. We recognized this revenue as a result of the delivery of specified upgrades in April 2007 and November 2007.
The decrease in product and service billings in fiscal 2008 was due primarily to the exclusion of $21.8 million of outstanding invoices to Nortel Networks that were subject to Nortel Networks’ bankruptcy proceedings and accounted for on a cash basis. They were collected and included in product and service billings in fiscal 2009.
Cost of Revenue and Cost Related to Product and Service Billings

	Fiscal Year		Period-to-Period
	2007	2008	Change
	(In thousands)
Cost of revenue	$41,904	$11,462	$(30,442)
Deferred product and service costs, at end of period	1,050	3,213
Less: Deferred product cost, at beginning of period	(34,214)	(1,050)

Cost related to product and service billings	$8,740	$13,625	$4,885

The decrease in cost of revenue in fiscal 2008 was due primarily to the transition of manufacturing Rev A channel cards to our OEM in fiscal 2006 as cost of revenue in fiscal 2007 included hardware costs for channel cards shipped during 2006.
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
Gross profit on Billings decreased primarily due to a decrease in product and service billings of $17.1 million to $125.1 million in fiscal 2008 due primarily to the exclusion of $21.8 million of outstanding invoices to Nortel Networks that were subject to Nortel Networks’ bankruptcy proceedings and an increase in cost related to product and service billings of $4.9 million to $13.6 million in fiscal 2008.
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

In-Process Research and Development. In April 2007, we acquired 3 Way Networks, a United Kingdom-based provider of personal base stations and solutions for the UMTS market. In connection with this acquisition, we recorded $2.3 million of in-process research and development expense in fiscal 2007.
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

The decrease in operating profit on billings in fiscal 2008 was due primarily to the decrease in our gross profit on billings, due primarily to the exclusion of $21.8 million of outstanding invoices to Nortel Networks that were subject to Nortel Networks’ bankruptcy proceedings coupled with operating expenses in fiscal 2008 remaining relatively flat compared to fiscal 2007.
Interest Income, Net. Interest income, net, consists primarily of interest generated from the investment of our cash balances. The decrease in interest income of $2.6 million to $7.2 million in fiscal 2008 was due primarily to lower interest rates, partially offset by higher average cash and investment balances in fiscal 2008.
Income Tax Expense. We recognized income tax expense of $13.9 million for fiscal 2008. This expense relates primarily to profits in the United States taxed at the federal statutory rate, losses from foreign operations for which no tax benefits can be recognized, and increases in unrecognized tax benefits. This tax is reduced by the benefit from federal research credits and manufacturing deductions. We recognized income tax expense of $21.9 million for fiscal 2007. This expense relates primarily to profits in the United States taxed at the federal statutory rate, losses from foreign operations for which no tax benefits can be recognized, and unrecognized tax benefits. This tax was offset by federal research credits and manufacturing deductions and the recognition of deferred tax assets for which a valuation allowance had previously been recorded.
When our FMC products begin to ship in the United States in significant volumes, our effective state tax rate may increase and we may realize benefits from our state tax credit carryforwards.
Liquidity and Capital Resources
We had unrestricted cash and cash equivalents and investments totaling $228.4 million as of December 28, 2008 and $263.2 million as of January 3, 2010. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1), and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments. We have an investment policy that guides our investing activities.
In December 2009, we transferred $211.0 million of investments from the held-to-maturity category to the available-for-sale category based on our liquidity needs associated with the proposed merger.

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
We use forward foreign currency exchange contracts to hedge our exposure to forecasted foreign currency denominated transactions based in the United Kingdom. These forward contracts are not designated as cash flow, fair value or net investment hedges; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the expenses and transactions being hedged. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows. Gains and losses on the changes in fair value recorded to earnings are classified as other income and amounted to a $0.8 million gain for the year ended January 3, 2010. We had no outstanding forward foreign currency exchange contracts as of January 3, 2010.
As of January 3, 2010, we did not have any lines of credit or other similar source of liquidity.

	Fiscal Year
	2007	2008	2009
	(In thousands)
Cash and cash equivalents	$43,547	$30,425	$30,318
Investments, short-term	178,416	197,941	232,849
Accounts receivable	14,171	3,354	19,030
Working capital	131,886	156,532	130,161
Cash flow from operating activities	91,771	12,569	44,396
Cash flow from investing activities	(113,670)	(17,173)	(40,134)
Cash flow from financing activities	(21,391)	(8,643)	(4,369)
During fiscal 2007, we funded our operations primarily with cash flow from operating activities as well as from proceeds from our initial public offering of $51.0 million. In fiscal 2008 and fiscal 2009, we funded our operations primarily with cash flow from operating activities. Cash flow from operating activities is generally derived from net income (loss), fluctuations of current assets and liabilities and to a lesser extent non-cash expenses.
In fiscal 2007, our net income of $153.3 million exceeded our cash flow from operating activities by $61.5 million primarily as a result of a decrease in deferred revenue of $163.6 million, partially offset by a decrease in deferred product cost of $33.2 million, and a decrease in accounts receivable of $31.9 million associated with the collection of billings made in the fourth quarter of fiscal 2006, and an increase in accrued income taxes of $19.7 million. In fiscal 2008, our net income of $21.3 million exceeded our $12.6 million in cash flow from operating activities by $8.7 million primarily as a result of a decrease in accrued income taxes of $10.0 million and a decrease in deferred revenue of $13.1 million, partially offset by a decrease in accounts receivable of $10.8 million associated with collection of billings made in the fourth quarter of fiscal 2008 and $4.8 million of stock compensation expense. In fiscal 2009, we generated $44.4 million of cash flow from operating activities despite having a net loss of $25.0 million. This was primarily the result of an increase in deferred revenue of $109.6 million associated with current billings and collection of $21.8 million of pre-bankruptcy outstanding invoices to Nortel Networks related to fiscal 2008 activity that we accounted for on the cash basis, an increase in accounts receivable of $15.7 million associated with collection of billings made in the fourth quarter of fiscal 2008, an increase in deferred tax benefit of $14.8 million associated primarily with an increase in deferred revenue not deferred for tax purposes and an increase in deferred product and service cost of $5.7 million associated with custom development costs for our fentocell products. Our ability to continue to generate cash from operations will depend in large part on the volume of product and service billings, our ability to collect accounts receivable on a timely basis and the level of our operating expenses.
Cash flow from investing activities for fiscal 2007, 2008 and 2009 resulted primarily from the timing of purchases, maturities and sales of investments and purchases of property and equipment.

Cash used in financing activities in fiscal 2007 consisted primarily of payment of a cash dividend of $72.7 million and repayment of $0.5 million of long-term debt partially offset by net proceeds of $51.4 million from our IPO and proceeds of $0.6 million from the exercise of stock options. Cash used in financing activities in fiscal 2008 consisted primarily of repurchases of $13.3 million of our common stock, proceeds of $2.6 million from the exercise of stock options and a $2.3 million tax benefit related to the exercise of stock options. Cash used in financing activities in fiscal 2009 consisted primarily of repurchases of $9.3 million of our common stock, proceeds of $2.5 million from the exercise of stock options and a $2.4 million tax benefit related to the exercise of stock options.
Although we plan to use a significant amount of our cash and investments in connection with the proposed merger, we believe our remaining cash, cash equivalents and investments and our cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least one operating cycle (12 months). Our future working capital requirements will depend on many factors, including the rate of our product and service billings growth, the introduction and market acceptance of new products, the expansion of our sales and marketing and research and development activities, and the timing of our revenue recognition and related income tax payments. To the extent that our cash, cash equivalents and investments and cash from operating activities are insufficient to fund our future activities, we may be required to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In the event we require additional cash resources, we may not be able to obtain bank credit arrangements or effect any equity or debt financing on terms acceptable to us or at all.
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
During fiscal 2009, we repurchased 1.7 million shares of our common stock for approximately $9.3 million under our $20 million share repurchase program approved by our Board of Directors in July 2008 and our second $20 million stock repurchase program, which was approved by our Board of Directors in February 2009. As of January 3, 2010, there was $17.4 million remaining under the second stock repurchase program, which terminates on April 30, 2010 or earlier if we so elect.

Contractual Obligations and Commitments
The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of January 3, 2010.

		Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases(1)	$3,676	$1,652	$2,014	$10	$—
Purchase commitments(2)	$10,378	6,495	3,883	—	—

Total	$14,054	$8,147	$5,897	$10	$—

(1)	Consists of contractual obligations for non-cancelable office space under operating leases.

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
Foreign Currency Exchange Risk
Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound and Indian rupee, the currencies in which our operating obligations in Cambridge, United Kingdom and Bangalore, India, are paid. We use derivative instruments to limit our expense and cash flow exposure to changes in currency exchange rates in the United Kingdom. We had no currency derivative instruments outstanding at January 3, 2010. Should we discontinue using derivative instruments to manage our earnings in the United Kingdom, fluctuations in currency exchange rates could affect our business in the future. To limit further our exposure to currency exchange rate fluctuations, we also occasionally exchange U.S. Dollars for other currencies in which we incur expenses significantly in advance of our need to make payments in those currencies. In the event of a hypothetical ten percent adverse movement in foreign currency exchange rates, taking into account our hedges described above, our losses of future earnings and assets as well as our loss of cash flows would be immaterial; however, actual effects might differ materially from this hypothetical analysis.

Interest Rate Sensitivity
We had unrestricted cash and cash equivalents and investments totaling $228.4 million and $263.2 million at December 28, 2008 and January 3, 2010, respectively. Our existing cash and cash equivalents and investments are invested primarily in money market funds, high grade government sponsored enterprises (AAA/A1+), high-grade commercial paper (A1+/P1) and high grade corporate notes (A1/A+). We do not invest in any types of asset backed securities such as those backed by mortgages or auto loans. None of our investments have incurred defaults or have been downgraded. We do not hold auction rate securities. We hold unrestricted cash and cash equivalents for working capital purposes. We do not enter into investments for trading or speculative purposes. The primary objectives of our investment activities are to preserve principal, maintain proper liquidity to meet operating needs, maximize yields and maintain proper fiduciary control over our investments. We have an investment policy that guides our investing activities.
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

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following financial statements are filed as part of this Annual Report

Page
Report of Independent Registered Public Accounting Firm	73

Consolidated Balance Sheets as of December 28, 2008, and January 3, 2010	74

Consolidated Statements of Operations for the years ended December 30, 2007, December 28, 2008 and January 3, 2010	75

Consolidated Statements of Cash Flows for the years ended December 30, 2007, December 28, 2008 and January 3, 2010	76

Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ (Deficit) Equity and Comprehensive Income (Loss) for the years ended December 30, 2007, December 28, 2008 and January 3, 2010	77

Notes to Consolidated Financial Statements	78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Airvana, Inc.:
We have audited the accompanying consolidated balance sheets of Airvana, Inc. (the “Company”) as of December 28, 2008 and January 3, 2010, and the related consolidated statements of operations, cash flows and redeemable convertible preferred stock, stockholders’ (deficit) equity and comprehensive income for each of the three years in the period ended January 3, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airvana, Inc. at December 28, 2008 and January 3, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Airvana, Inc.’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2010

AIRVANA, INC.
CONSOLIDATED BALANCE SHEETS

	December 28,	January 3,
	2008	2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$30,425	$30,318
Investments	197,941	232,849
Accounts receivable	3,354	19,030
Deferred product cost	1,913	3,379
Deferred tax assets, current	2,168	17,520
Deferred tax charges, current	—	543
Prepaid taxes	—	5,016
Prepaid expenses and other current assets	2,758	4,372

Total current assets	238,559	313,027
Property and equipment, net	4,822	5,380
Deferred service cost	1,300	5,565
Deferred tax assets, long-term, net	956	431
Deferred tax charges, long-term	—	3,255
Goodwill and intangible assets, net	11,096	10,027
Other assets	603	1,032

Total assets	$257,336	$338,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,455	$3,430
Accrued expenses and other current liabilities	14,365	11,974
Accrued income taxes	1,897	72
Deferred revenue, current	61,310	167,390

Total current liabilities	82,027	182,866
Deferred revenue, long-term	5,550	9,043
Accrued income taxes	5,703	6,132
Other liabilities	1,174	653

Total long-term liabilities	12,427	15,828
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value per share: 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value per share: 350,000,000 shares authorized, 62,931,171 and 62,909,609 shares issued and outstanding at December 28, 2008 and January 3, 2010, respectively	63	63
Additional paid-in capital	186,824	188,777
Accumulated other comprehensive income	—	180
Accumulated deficit	(24,005)	(48,997)

Total stockholders’ equity	162,882	140,023

Total liabilities and stockholders’ equity	$257,336	$338,717

The accompanying notes are an integral part of these financial statements

AIRVANA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 30,	December 28,	January 3,
	2007	2008	2010
	(In thousands, except per share amounts)
Revenue:
Product	$279,133	$123,295	$45,121
Service	26,652	14,878	19,473

Total revenue	305,785	138,173	64,594
Cost of revenue:
Product	34,794	3,267	3,195
Service	7,110	8,195	10,374

Total cost of revenue	41,904	11,462	13,569

Gross profit	263,881	126,711	51,025
Operating expenses:
Research and development	76,638	74,826	73,676
Selling and marketing	12,055	14,933	16,307
General and administrative	7,453	8,976	12,772
In-process research and development	2,340	—	—

Total operating expenses	98,486	98,735	102,755

Operating income (loss)	165,395	27,976	(51,730)

Interest income	9,881	7,241	6,693
Interest expense	(35)	(1)	—

Income (loss) before income tax expense (benefit)	175,241	35,216	(45,037)
Income tax (benefit) expense	21,898	13,923	(20,045)

Net income (loss)	$153,343	$21,293	$(24,992)

Net income (loss) per common share applicable to common stockholders:
Basic	$2.63	$0.33	$(0.40)
Diluted	$2.19	$0.30	$(0.40)
Weighted average common shares outstanding:
Basic	36,238	64,278	62,499
Diluted	43,496	70,091	62,499
The accompanying notes are an integral part of these financial statements

AIRVANA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30,	December 28,	January 3,
	2007	2008	2010
	(In thousands)
Operating activities
Net income (loss)	$153,343	$21,293	$(24,992)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,078	3,215	3,249
Amortization of intangible assets	713	1,069	1,069
In-process research and development	2,340	—	—
Stock-based compensation	2,996	4,844	6,317
Deferred tax benefit	(2,989)	(951)	(14,827)
Excess tax benefit related to exercise of stock options	—	(2,266)	(2,442)
Amortization of investment discounts (premiums)	(5,661)	(4,113)	940
Amortization of leasehold incentive	(522)	(522)	(521)
Non-cash interest income	(103)	—	—
Changes in operating assets and liabilities:
Accounts receivable	31,901	10,817	(15,676)
Deferred product and service costs	33,164	(2,163)	(5,731)
Deferred tax charges	—	—	(3,798)
Prepaid taxes	14,512	115	(2,574)
Prepaid expenses and other current assets	(542)	306	(1,384)
Accounts payable	512	649	(1,025)
Accrued expenses and other current liabilities	2,948	3,358	(2,386)
Accrued income taxes	19,691	(9,964)	(1,396)
Deferred revenue	(163,610)	(13,118)	109,573

Net cash provided by operating activities	91,771	12,569	44,396
Investing activities
Purchases of property and equipment	(3,190)	(1,765)	(3,827)
Purchase of 3-Way Networks, net of cash acquired	(10,907)	—	—
Purchases of investments	(367,851)	(341,622)	(290,902)
Maturities of investments	268,404	309,579	255,234
Proceeds from sale of investments	—	16,631	—
Other assets	(126)	4	(639)

Net cash used in investing activities	(113,670)	(17,173)	(40,134)
Financing activities
Payments on long-term debt	(583)	(121)	—
Proceeds from initial public offering, net of offering costs	51,353	—	—
Payments of cash dividend	(72,674)	(92)	(5)
Purchase of treasury stock	(96)	(13,328)	(9,291)
Excess tax benefit related to exercise of stock options	—	2,266	2,442
Proceeds from exercise of stock options	609	2,632	2,485

Net cash used in financing activities	(21,391)	(8,643)	(4,369)
Effect of exchange rate changes on cash and cash equivalents	22	125	—

Net decrease in cash and cash equivalents	(43,268)	(13,122)	(107)
Cash and cash equivalents at beginning of period	86,815	43,547	30,425

Cash and cash equivalents at end of period	$43,547	$30,425	$30,318

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$100	$24,723	$2,527
Supplemental Disclosure of Noncash Activities
Accretion of dividends on redeemable convertible preferred stock	$4,032	$—	$—
Retirement of property and equipment	$867	$4,985	$60
The accompanying notes are an integral part of these financial statements

AIRVANA, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE INCOME

							Redeemable Convertible
							Preferred Stock							Accumulated
	Series A		Series B1		Series B2		Series C		Series D		Common Stock		Additional	Other
		Liquidation		Liquidation		Liquidation		Liquidation		Liquidation		Par	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Income	Deficit	(Deficit) Equity
	(In thousands, except share amounts)
Balance at December 31, 2006	10,937,500	$16,749	3,994,328	$36,274	900,414	$7,362	25,031,017	$56,150	3,288,490	$13,507	13,814,535	$14	$3,251	$—	$(126,055)	$(122,790)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	416,328	—	609	—	—	609
Repurchase and retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	(45,010)	—	(96)	—	—	(96)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,996	—	—	2,996
Conversion of convertible preferred stock warrants into common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	70	—	—	70
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	7,528	—	—	—	—	—
Cumulative dividends on redeemable convertible preferred stock	—	480	—	1,080	—	219	—	1,771	—	482	—	—	—	—	(4,032)	(4,032)
Exercise of convertible preferred stock warrants	—	—	—	—	—	—	43,166	69	—	—	—	—	248	—	—	248
Issuance of common stock in connection with the Company’s acquisition of 3Way Networks Limited	—	—	—	—	—	—	—	—	—	—	441,845	1	2,661	—	—	2,662
Conversion of redeemable convertible preferred stock in connection with the Company’s initial public offering	(10,937,500)	(17,229)	(3,994,328)	(37,354)	(900,414)	(7,581)	(25,074,183)	(57,990)	(3,288,490)	(13,989)	40,624,757	41	134,102	—	—	134,143
Issuance of common stock in connection with the Company’s initial public offering, net of offering costs of $7,267	—	—	—	—	—	—	—	—	—	—	8,300,000	8	50,785	—	—	50,793
Cash dividend	—	—	—	—	—	—	—	—	—	—	—	—	(4,217)	—	(68,554)	(72,771)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	153,343	153,343

Balance at December 30, 2007	—	—	—	—	—	—	—	—	—	—	63,559,983	64	190,409	—	(45,298)	145,175

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	2,076,625	2	2,630	—	—	2,632
Repurchase and retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	(2,708,200)	(3)	(13,325)	—	—	(13,328)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	4,844	—	—	4,844
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	2,763	—	—	—	—	—
Excess tax benefit related to exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	2,266	—	—	2,266
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	21,293	21,293

Balance at December 28, 2008	—	—	—	—	—	—	—	—	—	—	62,931,171	63	186,824	—	(24,005)	162,882

Exercise of stock options	—	—	—	—	—	—	—	—	—	—	1,648,971	2	2,483	—	—	2,485
Repurchase and retirement of treasury stock	—	—	—	—	—	—	—	—	—	—	(1,670,533)	(2)	(9,289)	—	—	(9,291)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	6,317	—	—	6,317
Excess tax benefit related to exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	2,442	—	—	2,442
Comprehensive income
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,992)	(24,992)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	180	—	180

Total comprehensive income																(24,812)

Balance at January 3, 2010	—	$—	—	$—	—	$—	—	$—	—	$—	62,909,609	$63	$188,777	$180	$(48,997)	$140,023

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
On January 14, 2009, Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Also on January 14, 2009, some of Nortel Networks Corporation’s U.S. subsidiaries, including Nortel Networks Inc. (“Nortel Networks”), filed Chapter 11 voluntary petitions in the State of Delaware. On July 28, 2009, the United States and Canadian bankruptcy courts approved a bid for Nortel Networks’ CDMA business by Telefon AB L.M. Ericsson (“Ericsson”), a global wireless network infrastructure provider, subject to satisfaction of regulatory and other conditions. This acquisition was completed in November 2009. Substantially all of the Company’s current billings and revenue are now derived from Ericsson. Refer to Note 20 for a discussion of the impact of this acquisition on the Company.
Proposed Merger
As discussed in Note 21, on December 17, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 72 Mobile Holdings, LLC, a Delaware limited liability company (“Parent”), and 72 Mobile Acquisition Corp. (“Merger Sub”), a wholly-owned subsidiary of Parent. Parent is a newly formed entity to be owned, directly and indirectly, by affiliates of S.A.C. Private Capital Group, LLC, GSO Capital Partners LP, Sankaty Advisors LLC and ZelnickMedia. Under the terms of the Merger Agreement, upon closing of the merger, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “merger”) and the holders of the Company’s common stock will receive $7.65 in cash per share of common stock. Following the closing of the merger, Parent will own all of the outstanding capital stock of the surviving corporation.
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
These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The principles of Accounting Standards Codification (“ASC”) 810, Consolidation, (“ASC 810”), is considered when determining whether an entity is subject to consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of intercompany transactions and balances.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s timing of revenue recognition for multiple element arrangements, expensing or capitalizing research and development costs for software, expected future cash flows used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, certain accrued expenses, stock-based compensation, contingent liabilities, the assessment of uncertain tax positions and the related tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if its assumptions do not turn out to be substantially accurate.
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
Reclassification
The Company has netted previously reported restricted investments of $193 as of December 28, 2008 against its previously reported other assets of $410. This reclassification has been made to conform to the current period presentation.
Fiscal Year
The Company’s fiscal year ends on the Sunday nearest to December 31. Each of our fiscal quarters ends on the Sunday closest to the last day of the third calendar month of that quarter.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid instruments with original maturities of three months or less at the date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Refer to Note [5] for further discussion of cash equivalents.
Investments and Restricted Investments
The Company determines the appropriate categorization of investments in securities at the time of purchase. As of December 28, 2008 the Company’s investments were categorized as held-to-maturity and are presented at their amortized cost (see Note 3). As of January 3, 2010 the Company held investments that were categorized as held-to-maturity and available-for-sale. The held-to-maturity investments are presented at their amortized cost. The available-for-sale investments are presented at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of other comprehensive income (loss). The amortized cost of held-to-maturity debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest or other income (expense) (see Note 3). The Company classifies securities on its balance sheet as short-term or long-term based on the date it reasonably expects the securities to mature or liquidate.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
As of December 28, 2008, the Company had classified $193 as long-term restricted investments on its consolidated balance sheets. As of January 3, 2010, the Company had classified $210 as short-term restricted investments and $193 as long-term restricted investments on its consolidated balance sheets. Refer to Note 5 for a discussion of these restricted investments.
Prepaid and Other Current Assets
Prepaid and other current assets consist of prepaid software licenses, prepaid software and hardware maintenance contracts and inventories. Inventories are stated at the lower of cost or market on the first-in, first-out basis. The amount of inventories held as of December 28, 2008 and January 3, 2010 were not material.
Deferred Product and Service Cost
When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in ASC 985-605, Software Revenue Recognition, the Company also defers the related inventory costs for the delivered items in accordance with ASC 330, Inventory, which primarily relates to third party royalties. For development costs incurred in connection with specified upgrades, the Company expenses these costs as incurred.
When the Company performs development services that are essential to the functionality of the initial delivery of a new product where the associated revenues have been deferred due to the fact that they do not qualify as units of accounting separate from the delivery of software, the Company defers direct and incremental development costs in accordance with ASC 310-20, Accounting for Nonrefundable Fees and Costs Associated With Originating or Acquiring Loans and Initial Direct Costs of Leases. The costs deferred consist of employee compensation and benefits for those employees directly involved with performing the development, as well as other direct and incremental costs. All costs incurred in excess of the related revenues are expensed as incurred. Direct costs included in long-term deferred service cost in the accompanying consolidated balance sheets were $1,223 and $5,194 at December 28, 2008 and January 3, 2010, respectively.
Property and Equipment
Property and equipment are recorded at cost. The Company provides for depreciation by charges to operations on a straight-line basis in amounts estimated to allocate the cost of the assets over their estimated useful lives. Depreciation expense was $3,078, $3,215 and $3,249 for the years ended December 30, 2007, December 28, 2008 and January 3, 2010, respectively. Expenditures for repairs and maintenance are expensed as incurred. Property and equipment consisted of the following:

		As of
		December 28,	January 3,
	Estimated Useful Life	2008	2010
Computer equipment and purchased software	1.5 - 3 years	$2,513	$2,531
Test and lab equipment	3 years	4,510	8,285
Leasehold improvements	Shorter of original contractual life of the lease or 5 years	6,546	6,558
Office furniture and equipment	3 - 5 years	856	847

Total property and equipment		14,425	18,221
Less: Accumulated depreciation and amortization		(9,603)	(12,841)

		$4,822	$5,380

During fiscal 2008 and fiscal 2009, the Company completed a physical inventory of its property and equipment. In fiscal 2008, the Company determined that approximately $4,985 of fully depreciated assets were no longer in service and wrote-off these assets.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
Capitalized Internal-Use Software
The Company capitalizes certain costs incurred to purchase internal-use software in accordance with ASC 350-40, Internal-Use Software, (“ASC 350-40”). To date, such costs have included external direct costs of materials and services consumed in obtaining internal-use software and are included within computer hardware and software. Once the capitalization criteria of ASC 350-40 have been met, such costs are capitalized and amortized on a straight-line basis over three years after the software has been put into use. Subsequent additions, modifications, or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The Company capitalized $294, $57 and $72 during fiscal 2007, fiscal 2008 and fiscal 2009, respectively, related to a company-wide enterprise resource planning system implementation project, as well as upgrades and enhancements that added significant functionality to the system. At January 3, 2010, the Company had capitalized software of $1,411 and accumulated depreciation of $1,285 which is included in computer equipment and purchased software.
Software Development Costs
The Company’s research and development expenses have been charged to operations as incurred. In accordance with ASC 985-20, Costs of Software to Be Sold, Leased or Marketed, the Company capitalizes software development costs incurred after the technological feasibility of software development projects has been established. The Company determines technological feasibility has been established at the time when a working model of the software has been completed. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have met the criteria for capitalization.
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
The Company sells its products primarily through original equipment manufacturer (“OEM”) arrangements with telecommunications infrastructure vendors, such as Ericsson. The Company collaborates with its OEM customers on a best efforts basis to develop initial product features and subsequent enhancements for the products that are sold by that particular OEM to its wireless operator customers. For each OEM customer, the Company expects to continue to develop products based on its core technology that are configured for the requirements of the OEM’s base stations and its operator customers.
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

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
Given the nature of the Company’s business, the majority of its sales are generated through multiple-element arrangements comprised of a combination of products, maintenance and support services, specified product upgrades and in some cases, upfront licensing and development fees. The Company has established a business practice of negotiating with OEMs the pricing for future purchases of new product releases and specified software upgrades. For example, for Ericsson, the Company expects that it will release one or more optional specified upgrades annually. To determine whether these optional future purchases are elements of current purchase transactions, the Company assesses whether such new products or specified upgrades will be offered to the OEM customer at a price that represents a significant and incremental discount to current purchases. Because the Company sells uniquely configured products through each OEM customer, it does not maintain a list price for its products and specified software upgrades. Additionally, as it does not sell these products and upgrades to more than one customer, the Company is unable to establish VSOE of fair value for these products and upgrades. Consequently, the Company is unable to determine if the license fees it charges for the optional specified upgrades include a significant and incremental discount. As such, the Company defers all revenue related to current product sales, software-only license fees, maintenance and support services and professional services until all specified upgrades committed at the time of shipment have been delivered. For example, the Company recognizes deferred revenue from sales to an OEM customer only after it delivers a specified upgrade to which it had previously committed. However, when it commits to an additional upgrade before it has delivered a previously committed upgrade, the Company defers all revenue from product sales after the date of such commitment until it delivers the additional upgrade. Any revenue that the Company had deferred prior to the additional commitment is recognized after the previously committed upgrade is delivered.
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
For arrangements that include annual volume commitments and pricing levels, where the associated discounts represent significant and incremental discounts and where the maximum discount to be provided cannot be quantified prior to the expiration of the arrangement, the Company recognizes revenue, provided that delivery and acceptance has occurred and no other commitments such as specified upgrades are outstanding, based on the lowest pricing level stated in the arrangement. Any amounts invoiced in excess of the lowest pricing level are deferred and recognized ratably over the remaining discount period, which typically represents the greater of the PCS period or the remaining contractual period.
For its direct sales to end user customers, which have not been material to date, the Company recognizes product revenue upon delivery, provided that all other revenue recognition criteria have been met.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
The Company’s support and maintenance services consist of the repair or replacement of defective hardware, around-the-clock help desk support, technical support and the correction of bugs in its software. The Company’s annual support and maintenance fees are based on a percentage of the initial sales or list price of the applicable hardware and software products and may include a fixed amount for help desk services. Included in the price of the product, the Company provides maintenance and support during the product warranty period, which is typically one year. As discussed above, the Company defers all revenue, including revenue related to PCS, until all specified upgrades outstanding at the time of shipment have been delivered. In connection with an amendment to the Company’s OEM arrangement with Ericsson dated September 28, 2007, the Company can no longer assert VSOE of fair value for PCS to Ericsson. When VSOE of fair value for PCS cannot be established, all revenue related to product sales and software-only license fees, including bundled PCS, is deferred until all specified software upgrades outstanding at the time of shipment are delivered. At the time of the delivery of all such upgrades, the Company recognizes a proportionate amount of all such revenue previously deferred based on the portion of the applicable warranty period that has elapsed as of the time of such delivery. The unearned revenue is recognized ratably over the remainder of the applicable warranty period. When VSOE of fair value for PCS can be established, the Company allocates a portion of the initial product revenue and software-only license fees to the bundled PCS based on the fees the Company charges for annual PCS when sold separately. When all specified software upgrades outstanding at the time of shipment are delivered, under the residual method, the Company recognizes the previously deferred product revenue and software-only license fees, as well as the earned PCS revenue, based on the portion of the applicable warranty period that has elapsed. The unearned PCS revenue is recognized ratably over the remainder the applicable warranty period. Notwithstanding the Company’s inability to establish VSOE of fair value of PCS to Ericsson for revenue recognition purposes, the Company presents product revenue and service revenue separately on its consolidated statements of income based on historical maintenance and support services renewal rates at the time of sale.
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
In accordance with ASC 605-45, Principal Agent Considerations, the Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue. The Company records reimbursable out-of-pocket expenses in both product and services revenues and as a direct cost of product and services. For fiscal 2008 and fiscal 2009, shipping and handling and reimbursable out-of-pocket expenses were not material.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short and long-term restricted investments, short-term and long-term investments and accounts receivable. The Company maintains its cash and cash equivalents and investment accounts with two major financial institutions. The Company’s cash equivalents and investments are invested in securities with high credit ratings.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
The Company’s customers are principally located in the United States, Canada, Europe and Japan. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the telecommunications industry as well as global economic conditions, management does not believe significant credit risk exists as of January 3, 2010. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in the telecommunications industry. The Company believes that all of its accounts receivable are collectible and, therefore, has not provided any reserve for doubtful accounts as of December 28, 2008 and January 3, 2010.
At December 28, 2008, Nortel accounted for $500 of accounts receivable that was paid in the ordinary course prior to Nortel’s bankruptcy filing. At December 28, 2008, the Company had four customers who accounted for 49%, 15%, 11% and 11% of accounts receivable. At January 3, 2010 Ericsson accounted for 96% of accounts receivable. Nortel Networks accounted for 99% of revenues individually for each of the years ended December 30, 2007 and December 28, 2008. Ericsson and one other customer accounted for 85% and 10%, respectively, of revenues, for the year ended January 3, 2010.
On January 14, 2009, Nortel Networks Corporation announced that it, Nortel Networks Limited, and certain of its other Canadian subsidiaries filed for creditor protection under the Companies’ Creditors Arrangement Act in Canada. Some of Nortel Networks Corporation’s U.S. subsidiaries, including Nortel Networks, filed Chapter 11 voluntary petitions in the State of Delaware. See Note 20 for further discussion. In November 2009, Ericsson acquired Nortel Networks’ CDMA business. Substantially all of the Company’s current billings and revenue are now derived from Ericsson.
Segment and Geographic Information
ASC 280, Segment Reporting (“ASC 280”), establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision making group, as defined under ASC 280, consists of the Company’s chief executive officer, chief financial officer and the executive vice presidents. As of January 3, 2010, the Company views its operations and manages its business as one operating segment. The Company continues to evaluate its current and new product lines for their impact on reporting segments.
Export sales from the United States to unaffiliated customers are primarily to a customer in Canada, and accounted for 99%, 99% and 85% of revenues individually for fiscal 2007, fiscal 2008 and fiscal 2009, respectively.
Transfers between the Company and its subsidiaries are generally recorded at amounts similar to the prices paid by unaffiliated foreign dealers. All intercompany profit is eliminated in consolidation.
The Company’s identifiable long-lived assets by geographic region as of December 28, 2008 and January 3, 2010 are as follows:

	December 28,	January 3,
	2008	2010
United States	$5,501	$24,048
United Kingdom	12,178	864
Other foreign locations	1,099	778

	$18,778	$25,690

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
Stock-Based Compensation
As of January 3, 2010, the Company had two stock-based employee compensation plans which are more fully described in Note 11.
Through the year ended January 1, 2006, the Company accounted for its stock-based awards to employees using the intrinsic value method and elected the disclosure-only requirements. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of the Company’s common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted.
ASC 718, Stock Compensation (“ASC 718”), requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s income statement based on their estimated fair values. In accordance with ASC 718, the Company recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award, which is generally four to five years, and the Company has elected to use the Black-Scholes option pricing model to determine fair value. ASC 718 eliminates the alternative of applying the intrinsic value method to stock compensation awards. The Company adopted this accounting standard on the first day of fiscal 2006 using the prospective-transition method, and the Company will continue to apply the intrinsic value method in future periods to equity awards granted prior to the adoption this guidance.
Comprehensive Income
ASC 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as the change in stockholders’ equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income for the years ended December 30, 2007 and December 28, 2008 is equal to the reported net income. Comprehensive loss for the year ended January 3, 2010 is equal to the reported net loss adjusted for unrealized gains and losses on short-term investments. Accumulated other comprehensive income is made up entirely of unrealized gains and losses on investments at January 3, 2010.
Net Income (Loss) Per Share
The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stock by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. Diluted net income per share gives effect to all potentially dilutive securities, including stock options and unvested restricted common stock using the treasury stock method. Prior to the Company’s initial public offering (“IPO”), the Company allocated net income first to preferred stockholders based on dividend rights under the

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
Company’s charter and then to common and preferred stockholders based on ownership interests. Net losses were not allocated to preferred stockholders. Effective with the Company’s IPO, all of the then outstanding preferred stock was converted into common stock and thus subsequent to the IPO, diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares and warrants is reflected in diluted earnings per share by application of the treasury stock method. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended
	December 30,	December 28,	January 3,
	2007	2008	2010
	(Amounts in thousands, except per share amounts)
Numerator:
Net income (loss)	$153,343	$21,293	$(24,992)

Allocation of net income (loss):
Basic:
Accretion of redeemable preferred stock	$4,032	$—	$—
Dividend allocated to preferred stockholders	54,153	—	—
Net income applicable to preferred stockholders	58,185	—	—
Net income (loss) applicable to common stockholders	95,158	21,293	(24,992)

Net income (loss)	$153,343	$21,293	$(24,992)

Diluted:
Accretion of redeemable preferred stock	$4,032	$—	$—
Dividend allocated to preferred stockholders	54,153	—	—
Net income applicable to preferred stockholders	58,185	—	—
Net income (loss) applicable to common stockholders	95,158	21,293	(24,992)

Net income (loss)	$153,343	$21,293	$(24,992)

Denominator:
Basic weighted average shares	36,238	64,278	62,499
Dilutive effect of common stock equivalents	7,258	5,813	—

Diluted weighted average shares	43,496	70,091	62,499
Calculation of net income per share:
Basic:
Net income (loss) applicable to common stockholders	$95,158	$21,293	$(24,992)

Weighted average shares of common stock outstanding	36,238	64,278	62,499
Net income (loss) per share	$2.63	$0.33	$(0.40)

Diluted:
Net income (loss) applicable to common stockholders	$95,158	$21,293	$(24,992)

Weighted average shares of common stock outstanding	43,496	70,091	62,499
Net income (loss) per share	$2.19	$0.30	$(0.40)

Diluted weighted average shares outstanding do not include options to purchase common stock and unvested restricted shares outstanding totaling 1,328,185, 3,966,960 and 6,350,918 shares of common stock for the years ended December 30, 2007, December 28, 2008 and January 3, 2010, respectively, as their effect would have been anti-dilutive.
Impairment of Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC 360 which requires that long-lived assets and certain identifiable assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on this evaluation, the Company determined that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets were impaired.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
Goodwill and Other Intangibles
The Company accounts for its goodwill in accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”), which requires that goodwill be tested for impairment on an annual basis, which the Company has selected to be in the fourth fiscal quarter of each year. The Company operates its business and tests its goodwill for impairment as a single reporting unit. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. There was no impairment of goodwill during any periods presented.
Foreign Currency Translation
The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830, Foreign Currency Matters. The functional currency of the Company’s foreign subsidiaries in India, the United Kingdom, Japan and Korea is the U.S. dollar. Accordingly, all monetary assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, of these foreign subsidiaries are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Revenue and expenses of these foreign subsidiaries are remeasured in U.S. dollars at the average rate in effect during the year. All non-monetary assets and liabilities, including prepaid expenses, deferred product costs, property and equipment, goodwill, intangible assets and deferred revenues are measured into U.S. dollars using the historical exchange rates at the time such assets were acquired or liabilities assumed. Any differences resulting from the remeasurement of assets, liabilities, and operations of India, the United Kingdom, Japan and Korea subsidiaries are recorded within operating expense in the consolidated statements of operations. During the years ended December 30, 2007, December 28, 2008, the Company recorded foreign currency gains of $113 and, $114, respectively. During the year ended January 3, 2010, the Company recorded foreign currency losses of $51.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which sets forth the asset and liability method for accounting and reporting income taxes. Under ASC 740, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, ASC 740 requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
ASC 740 also provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. There was no effect to the Company’s financial statements at the implementation date. As of December 28, 2008 and January 3, 2010 the Company had $5,703 and $6,132, respectively, including interest, of unrecognized tax benefits.
Fair Value of Financial Instruments
Financial instruments consist principally of cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted investments, accounts receivable and accounts payable. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their short-term maturities. The Company has short-term investments that are classified as held-to-maturity, which are reported at amortized cost and approximate fair market value, and available-for-sale which are reported at fair market value. Refer to Notes 3 and 5 for further discussion of fair value of investments.
Single or Limited Source Suppliers and Contract Manufacturers
Because the Company has and will continue to subcontract the manufacturing and assembly of its products and procurement of materials to major independent manufacturers, the Company does not have significant internal manufacturing capabilities. The Company’s reliance on contract manufacturers exposes it to a number of risks, including reduced control over manufacturing capacity and component availability, product completion and delivery times, product quality, manufacturing costs, and inadequate or excess inventory levels, which could lead to product shortage or charges for excess and obsolete inventory. As of January 3, 2010, a majority of the Company’s sales consist of software-only license fees which do not include a manufactured hardware component. However, the Company expects to rely on third party contract manufacturers for its production of its fixed-mobile convergence products.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
Advertising Costs
Advertising costs are charged to operations as incurred. The Company has not used any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $253, $548 and $693 for fiscal 2007, fiscal 2008 and fiscal 2009, respectively, and were included in selling and marketing expense in the Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements
ASC 805, Business Combinations (“ASC 805”), applies to all transactions in which an entity obtains control of one or more businesses and establishes principles and requirements for how the acquirer:
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
While prior guidance by the Financial Accounting Standards Board (“FASB”) permitted deferred recognition of pre-acquisition contingencies until the contingency was resolved and consideration was issued or issuable, ASC 805 requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Acquisition costs, such as legal, accounting and other professional and consulting fees, are to be expensed in the periods in which the costs are incurred and the services are received, except for costs to issue debt or equity securities. This accounting standard was effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. The Company has not had any business combinations after this date.
ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This accounting standard was effective on January 1, 2008, however, in February 2008, the FASB delayed the effective date of this accounting standard for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this accounting standard for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The adoption of this accounting standard for the Company’s non-financial assets and liabilities did not have a material impact on its financial position or results from operations.
ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810-10-65”), amends ASC 810-10-10 to establish accounting and reporting standards for the noncontrolling (i.e. minority) interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810-10-65 requires, among other things, that a minority interest shall be clearly identified and presented within the equity section of a consolidated balance sheet and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of a consolidated statement of income. This accounting standard was effective for fiscal years beginning after December 15, 2008 and the adoption of this accounting standard did not have a material effect on the Company’s consolidated financial statements.
ASC 350-30, General Intangibles Other Than Goodwill (“ASC 350-30”), amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under ASC 350-10. ASC 350-30 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.

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
ASC 815, Derivative and Hedging, requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under ASC 815, and related interpretations, and how the derivative instruments and related hedged items affect the financial statements. The adoption of ASC 815 had no financial impact on the Company’s consolidated financial statements. Refer to Note 6, “Derivative Instruments and Hedging Activities” for additional information on the Company’s hedging activities.
ASC 825, Financial Instruments, requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. ASC 825 also requires fair value disclosures in all interim financial statements. This accounting standard was effective for the Company as of the second fiscal quarter of 2009 and did not have a material impact on the Company’s financial position, results of operations or cash flows.
ASC 855, Subsequent Events (“ASC 855”), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, the quarter ending June 28, 2009 for the Company. The implementation of this standard did not have a significant impact on the financial statements of the Company.
In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP. The Codification supersedes all existing non-SEC accounting and reporting standards. As a result, upon adoption, all references to accounting literature in the Company’s SEC filings will be required to conform to the appropriate reference within the Codification. The Company adopted this standard for its third quarter ending September 27, 2009. The adoption of this standard did not have an impact on its financial position or results of operations.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
3. Investments
In accordance with ASC 320, Investments — Debt and Equity Securities, the Company has classified its investments as held to maturity and available for sale. Its held-to-maturity securities are reported at amortized cost, which approximates fair market value. Its available-for-sale securities are reported at fair market value.
The amortized cost and estimated fair value of the Company’s held-to-maturity securities was as follows:

	December 28, 2008		January 3, 2010
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Corporate debt securities	$86,140	$86,674	$—	$—
Debt securities of U.S. government agencies	111,801	112,709	21,830	21,838

	$197,941	$199,383	$21,830	$21,838

All held-to-maturity investment securities had maturities of less than one year as of December 28, 2008 and January 3, 2010.
The amortized cost and estimated fair value of the Company’s available-for-sale securities was as follows:

	January 3, 2010
	Amortized			Fair Market
	Cost	Unrealized Gains	Unrealized Losses	Value
Corporate debt securities	$99,711	$113	$(10)	$99,814
Debt securities of U.S. government agencies	111,128	134	(57)	111,205

	$210,839	$247	$(67)	$211,019

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
During the year ended January 3, 2010, the Company transferred $210,987 of investments from the held-to-maturity category to the available-for-sale category based on its liquidity needs associated with the proposed merger (see Note 21).
The Company held all of the securities it held with maturity dates on or before February 28, 2010 as of January 3, 2010 to maturity.
The Company held three and thirteen investments in debt securities that were in an unrealized loss position as of December 28, 2008 and January 3, 2010, respectively, however, the losses were not material and management does not believe any individual unrealized loss at December 28, 2008 and January 3, 2010 represents an other-than-temporary impairment given the nominal amount of the unrealized losses and the creditworthiness of the issuers of the securities that were in unrealized loss positions.
As of December 28, 2008 and January 3, 2010, the Company had gross unrealized gains in its held-to-maturity securities of $1,442 and $8, respectively, which are not recorded. As of January 3, 2010, the Company had gross unrealized gains in its available-for-sale securities of $180, which are included in other comprehensive income.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
4. Goodwill and Intangible Assets
The Company’s intangible assets and goodwill arose in connection with its business combination with 3 Way Networks Limited (see Note 14). The intangible assets were recorded at fair value and are stated net of accumulated amortization.
The Company amortizes its intangible assets that have finite lives using either the straight-line method or, if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be consumed utilizing expected undiscounted future cash flows. Amortization is recorded over estimated useful lives ranging from three to five years. The Company reviews its intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in remaining useful life. If the carrying value of an asset exceeds its undiscounted cash flows, the Company will write-down the carrying value of the intangible asset to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by an asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.
As of December 28, 2008, goodwill and intangible assets, net, consisted of goodwill of $7,998 and acquired intangible assets of $3,098. As of January 3, 2010, goodwill and intangible assets, net, consisted of goodwill of $7,998 and acquired intangible assets of $2,029. As of December 28, 2008 and January 3, 2010, the Company’s acquired intangible assets consisted of the following:

	December 28, 2008
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible
Developed technology	$3,340	$1,113	$2,227
Customer relationships	1,350	563	787
Non-compete agreements	190	106	84

Total intangible assets	$4,880	$1,782	$3,098

	January 3, 2010
	Gross	Accumulated	Net
	Intangible	Amortization	Intangible
Developed technology	$3,340	$1,782	$1,558
Customer relationships	1,350	900	450
Non-compete agreements	190	169	21

Total intangible assets	$4,880	$2,851	$2,029

Amortization expense on intangible assets was $1,069 and $1,069 for the years ended December 28, 2008 and January 3, 2010, respectively. The Company records amortization expense related to developed technology as a component of cost of product revenues in the accompanying consolidated statements of operations. Expected future amortization of intangible assets for fiscal years indicated is as follows:

Fiscal year:
2010	1,026
2011	780
2012	223

$2,029

In accordance with ASC 360, the Company evaluates the realizability of long-lived assets, which primarily consist of property and equipment and definite lived intangible assets (the “Long-Lived Assets”), on an annual basis, or more frequently when events or business conditions warrant it, based on expectations of non-discounted future cash flows. Based upon a combination of factors, including the deteriorating macro-economic environment and declines in the stock markets, the Company performed in the fourth quarter of fiscal 2009 a test for the impairment of long-lived assets as required by ASC 360.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
The interim evaluation of the impairment of long-lived assets, other than goodwill, was based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups in accordance with ASC 360-10-35-21. The Company’s cash flow estimates were based upon historical cash flows, as well as future projected cash flows derived from the annual Company-wide budgeting process and interim forecasting. The Company believes that its procedures for estimating gross future cash flows are reasonable and account for market conditions at the time of estimation. The results of the Company’s interim impairment testing under ASC 360 indicated that there was no impairment of the Long-Lived Assets, as of January 3, 2010.
The Company conducted its annual goodwill impairment test as of the first day of the fourth quarter of fiscal 2009 in accordance with ASC 350. In performing the test, the Company utilized the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of the reporting unit, as defined, to the fair value of this unit. The Company considered a number of factors to determine the fair value of a reporting unit, including an independent valuation to conduct this test. The valuation is based upon expected future discounted operating cash flows of the reporting unit as well as analysis of recent sales or offerings of similar companies. The Company based the discount rate used to arrive at a present value as the date of the impairment test on the Company’s weighted average cost of capital. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. To date, the Company has not performed the second step of the impairment test as part of its review because the fair value of the reporting unit exceeded its respective carrying value.
The Company also evaluated the fair value of its reporting unit compared to its market capitalization as of the date of the impairment test noting that the fair value of the reporting unit as compared to the Company’s market capitalization would indicate an implied control premium of 15%. The Company has concluded that this is reasonable when compared to industry specific studies. Additionally, the Company’s market capitalization increased from September 28, 2009, the date of the annual goodwill impairment test, through the year ended January 3, 2010 as a result of the announcement of the proposed merger with Parent. The Company considered the announcement of the proposed merger and concluded that this would not have a material impact on the Company’s goodwill impairment analysis.
5. Fair Value Measurements
ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
The Company’s adoption of this accounting standard did not have a material impact on its consolidated financial statements. As of December 28, 2008 and January 3, 2010, the Company had investments disclosed in Note 3 that were valued using Level 2 inputs (significant and observable assumptions) as follows:

	December 28,	January 3,
	2008	2010
Corporate debt securities	$86,674	$99,814
Government sponsored entities	112,709	133,043

	$199,383	$232,857

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

As of January 3, 2010, the Company had $4,000 of cash equivalents in corporate debt securities and $13,814 of cash equivalents in government sponsored entities that were valued using Level 2 inputs (significant and observable assumptions).
As of December 28, 2008, the Company had $193 of restricted investments which represent certificates of deposits that collateralize outstanding letters of credit related to certain of the Company’s facility leases. As of January 3, 2010, the Company had $403 of restricted investments which represent certificates of deposits that collateralize outstanding letters of credit related to certain of the Company’s facility leases as well as the Company’s foreign currency hedging program. The Company believes that carrying value approximates fair value based on the market rate of interest for a comparable instrument as of December 28, 2008 and January 3, 2010.
6. Derivative Instruments and Hedging Activities
The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. During fiscal 2009, the Company began entering into derivative instruments for risk management purposes only. The Company does not enter into derivative instruments for speculative purposes. The Company’s current derivative program does not qualify for hedge accounting treatment under ASC 815.
Beginning in fiscal 2009, the Company has used forward foreign currency exchange contracts to hedge its exposure to forecasted foreign currency denominated transactions based in the United Kingdom. These forward contracts are not designated as cash flow, fair value or net investment hedges under ASC 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. These derivative instruments do not subject its earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the expenses and transactions being hedged. However, changes in currency exchange rates related to any unhedged transactions may impact the Company’s earnings and cash flows.
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

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
Realized and unrealized foreign currency gains (losses), net of hedging are accounted for in other income (expense). The Company had no forward foreign exchange contracts outstanding during the year ended December 28, 2008. During the year ended January 3, 2010, the Company recorded a foreign exchange gain of $808 in interest and other income, net. The Company settles forward foreign exchange contracts in cash. There are no forward foreign exchange contracts outstanding as of January 3, 2010.
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
7. Income Taxes
Income (loss) before income tax expense (benefit) consisted of the following:

	December 30,	December 28,	January 3,
	2007	2008	2010
Domestic	$183,068	$44,531	$(48,298)
Foreign	(7,827)	(9,315)	3,261

Total	$175,241	$35,216	$(45,037)

The expense (benefit) for income taxes consisted of the following:

	December 30,	December 28,	January 3,
	2007	2008	2010
Current:
Federal	$24,618	$14,572	$(1,772)
State	117	89	34
Foreign	119	213	(3,480)

	24,854	14,874	(5,218)

Deferred:
Federal	40,879	(796)	(15,193)
State	(1,216)	(1,322)	(1,811)
Foreign	(2,213)	(2,405)	2,803

	37,450	(4,523)	(14,201)

Change in valuation allowance
Federal	(42,646)	—	—
State	1,197	1,316	1,824
Foreign	1,043	2,256	(2,450)

	(40,406)	3,572	(626)

Total tax (benefit) expense	$21,898	$13,923	$(20,045)

The following reconciles federal statutory income tax rate to the Company’s effective income tax rate:

	December 30,	December 28,	January 3,
	2007	2008	2010
Expected provision at federal statutory rate, 35%	$61,345	$12,326	$(15,763)
State taxes, net of federal benefit	76	151	(377)
Foreign taxes	141	1,078	(1,593)
Federal research and development credit	(2,524)	(3,090)	(1,826)
State research and investment credits	(1,216)	(1,333)	(1,374)
Domestic manufacturing deduction	(1,930)	(817)	204
Change in valuation allowance	(40,406)	3,572	(626)
Change in unrecognized tax benefits	4,675	1,142	501
In process research and development	702	—	—
Stock compensation	890	895	839
Other items	145	(1)	(30)

(Benefit from) provision for income taxes	$21,898	$13,923	$(20,045)

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 28,	January 3,
	2008	2010
Foreign net operating loss carryforwards	$4,166	$534
State research and investment credit carryforwards	6,372	7,344
Depreciation and amortization	140	333
Stock compensation	877	2,089
Deferred revenue and deferred cost	106	13,296
Accrued expenses and other temporary differences	1,134	3,003

	12,795	26,599
Less valuation allowance	(9,671)	(8,648)

Net deferred tax assets	$3,124	$17,951

The Company reviews all available evidence to evaluate its recovery of deferred tax assets, including its recent history of accumulated losses in all tax jurisdictions over the most recent three years as well as its ability to generate income in future periods. The Company has provided a valuation allowance against its net deferred tax assets relating principally to state tax credit carryovers and temporary differences and foreign net operating loss carryovers as it is more likely than not that these assets will not be realized given the nature of the assets and the likelihood of future utilization.
The Company implemented a tax planning strategy during the first quarter of 2009 that resulted in the realization of taxable profits in the United Kingdom from the sale of intellectual property and other intangible assets to Airvana, Inc. As a result of this sale, there was a $3,299 reduction in the valuation allowance against the Company’s U.K. net operating loss carryforwards which were used to offset the taxable profit realized on this transaction. The Company has eliminated the impact of this inter-company sale in the financial statements in accordance with the provisions of ASC 810.
At January 3, 2010 the Company had available foreign net operating loss carryforwards of approximately $1,907 (1,222 British Pounds) which have no expiration. These carryforwards are subject to review and possible adjustment by the relevant taxing authorities. The Company has provided a full valuation allowance against its net deferred tax assets related to these net operating loss carryforwards and all other deferred tax assets.
The Company had gross state research credit carryforwards of $9,712 and $11,196 at December 28, 2008 and January 3, 2010, respectively, which expire at various dates beginning in 2017. The Company also had gross state investment tax credit carryforwards of $91 and $102 at December 28, 2008 and January 3, 2010, respectively, which expire at various dates beginning in 2012. The Company has provided a full valuation allowance against its net deferred tax assets related to these state credit carryforwards and all other deferred tax assets.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of ASC 740. The following reconciles the beginning and ending amount of gross unrecognized tax benefits:

	December 28,	January 3,
	2008	2010
Balance at beginning of year	$4,675	$5,518
Increases (decreases) for prior years	96	(93)
Increases for the current year	861	369
Reductions related to settlements with tax authorities	(114)	—
Reductions related to expiration of statute of limitations	—	—

Balance at end of year	$5,518	$5,794

At January 3, 2010, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $5,794 would impact the Company’s effective tax rate. Within the next 12 months, it is reasonably possible that the Company will recognize $4,000 to $4,500 of previously unrecognized tax benefits as a result of the conclusion of audits and the expiration of the statute of limitations.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At December 28, 2008 and January 3, 2010, the Company had $184 and $338, respectively, recorded for interest and penalties related to unrecognized tax benefits.
The Company and its subsidiaries file income tax returns in the U.S. federal tax jurisdiction as well as in various state and foreign jurisdictions. The tax years 2000 through 2009 remain open to examination by the major taxing jurisdictions for which the Company is subject to income tax. During 2008, The Commonwealth of Massachusetts completed an audit of the Company’s Massachusetts excise tax returns for the tax years ended January 2, 2005, January 1, 2006 and December 31, 2006. There was no change made to the Company’s tax liability, however, certain tax benefit carryovers were adjusted. The Company recently was notified that its Massachusetts excise returns for the tax years ended December 30, 2007 and December 28, 2008 were selected for an audit, scheduled to commence in April of 2010. As of January 3, 2010 the Company is under audit by the Internal Revenue Service (“IRS”) for the tax years ended December 31, 2006 and December 30, 2007. The Company does not expect that any of the proposed adjustments will have a material effect on its earnings.
The Company files income tax returns in the US federal tax jurisdiction, various state jurisdictions and various foreign jurisdictions. The statute of limitations for federal and state tax authorities is closed for years prior to the year ended December 31, 2006 although carryforward and carryback attributes that were generated prior to or subsequent to 2004 may still be subject to examination if they either have been or will be utilized to offset taxable income in tax years 2004 and forward. The statute of limitations in the United Kingdom is closed for tax years prior to 2004. The statute of limitations in India is closed for years prior to 2006.
The Emergency Economic Stabilization Act of 2008 was enacted into law on October 3, 2008. A provision of this Act extended the federal research and experimental credit for expenses incurred from January 1, 2008 through December 31, 2009. The Company recognized a benefit of $3,090 and $1,826 from the federal research credit for the years ended December 28, 2008 and January 3, 2010, respectively.
The Company’s subsidiary in India operates under a tax holiday granted to certain software companies that has resulted in tax savings of $1,648 through January 3, 2010. The tax holiday is scheduled to expire in March of 2011.
The Company’s intention is to reinvest the total amount of its unremitted foreign earnings in the local jurisdiction, to the extent they are generated and available, or to repatriate the earnings only when tax-effective. As such, the Company has not provided U.S. tax expense on $5,180 of the unremitted earnings of its foreign subsidiaries, principally India. If such earnings were distributed, it would result in approximately $1,191 of incremental US tax expense.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
8. Commitments and Contingencies
The Company conducts its operations in leased facilities, and rent expense charged to operations for the years ended December 30, 2007, December 28, 2008 and January 3, 2010 was $1,310, $1,509 and $1,571, respectively.
In October 2004, the Company entered into a seven-year lease agreement for its headquarters facility. The Company is obligated to pay monthly rent through 2012.
Substantially all of the Company’s lease agreements require the Company to maintain the facilities during the term of the lease and to pay all taxes, insurance, utilities and other costs associated with those facilities. The Company makes customary representations and warranties and agrees to certain non-financial covenants and indemnities. In the event the Company defaults on a lease, the landlord may terminate the lease, accelerate payments and collect liquidated damages. As of the end of fiscal 2009, the Company was not in default of any of its lease covenants. Certain of the Company’s lease agreements provide for renewal options. Such renewal options are at rates similar to the current rates under the agreements.
In connection with a lease incentive arrangement entered into as part of the Company’s headquarters lease, the Company received reimbursements of approximately $2,800 and $790 for leasehold improvements capitalized in the years ended January 1, 2006 and December 31, 2006, respectively. As a result of this arrangement, the Company recorded a lease incentive obligation for the reimbursed amount, and is amortizing that obligation as a reduction to rent expense over the term of the lease. As of December 28, 2008 and January 3, 2010, the unamortized amount was $1,696 and $1,174, respectively. During the years ended December 30, 2007, December 28, 2008 and January 3, 2010, the Company amortized the lease incentive obligation by approximately $522, $522 and $521, respectively. The remaining lease incentive amounts are classified either as components of accrued expenses and other current liabilities or other liabilities based on the future timing of amortization against rent expense.
In addition, certain of the Company’s facilities operating leases contain escalating rent payments and as a result, the Company has recognized rent expense on a straight-line basis associated with this lease in accordance with ASC 840. As of December 28, 2008, the Company has recorded rent expense in excess of cash payments of $3 and as of January 3, 2010 the Company has recorded cash payments in excess of rent expense of $12, which is included in accrued expenses in the accompanying consolidated balance sheets.
Future minimum commitments as of January 3, 2010, under all of the Company’s leases, are as follows:

Fiscal year:
2010	1,652
2011	1,529
2012	485
2013	10

$3,676

The Company has contractual commitments that require the Company to purchase certain minimum quantities of products as of January 3, 2010.
Future minimum commitments as of January 3, 2010 are as follows:

Fiscal year:
2010	$6,495
2011	3,883

$10,378

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
Indemnification
The Company includes indemnification provisions in software license agreements with its OEM customers. These indemnification provisions include provisions indemnifying the customer against losses, expenses, and liabilities from damages that could be awarded against the customer in the event that the Company’s software is found to infringe upon a patent or copyright of a third party. The scope of remedies available under these indemnification obligations is limited by the OEM agreements. The Company believes that its internal business practices and policies and the ownership of information limits the Company’s risk in paying out any claims under these indemnification provisions. To date the Company has not been subject to any litigation relating to license agreements and has not had to reimburse any customers for any losses associated with these indemnification provisions.
9. Common Stock
Holders of common stock are entitled to one vote for each share held and to receive dividends if and when declared by the Company’s Board of Directors (the “Board”) and subject to and qualified by the rights of holders of the preferred stock. Upon dissolution or liquidation of the Company, holders of common stock will be entitled to receive all available assets. As of December 28, 2008 and January 3, 2010, the Company has reserved common shares for the following issuances:

	December 28,	January 3,
	2008	2010
2000 Stock Incentive Plan	9,836,508	8,076,564
2007 Stock Incentive Plan	25,542,512	19,918,549

Total number of common shares reserved	35,379,020	27,995,113

10. Preferred Stock
In May 2007, the Board approved, and in June 2007, the Company’s stockholders consented to, the amendment of the Company’s Certificate of Incorporation to, among other things, increase the authorized number of shares of common stock to 350,000,000 and to authorize 10,000,000 shares of undesignated preferred stock, none of which preferred stock has been issued.
11. Stock Incentive Plans
Stock Options and Restricted Common Stock
As of December 31, 2006, the Company had one stock-based employee compensation plan, the 2000 Plan under which the Company could issue up to 21,005,251 shares of common stock. Under the 2000 Plan, the Board may authorize the sale of common stock to employees, directors and consultants of the Company. The purchase price and the terms under which the Company may repurchase such shares shall be determined by the Board.
Under the 2000 Plan, the Board could grant incentive stock options (“ISOs”) to employees of the Company and nonstatutory stock options (“NSOs”) to officers, employees, directors, consultants and advisors of the Company. Under the 2000 Plan, the Board determined the option price for all stock options, which generally expire ten years from the date of grant.
In June 2007, the Company’s stockholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan permits the Company to grant ISOs, NSOs, restricted stock awards and other stock-based awards. The number of shares of common stock issuable under the 2007 Plan equals the sum of 11,252,813 shares of common stock, any shares of common stock reserved for issuance under the 2000 Plan that remained available for issuance under the 2000 Plan immediately prior to the closing of the Company’s IPO on July 19, 2007, any shares of common stock subject to awards under the 2000 Plan which awards expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised and an annual increase in the number of shares as described in the 2007 Plan.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
As there was no public market for the Company’s common stock prior to July 19, 2007, the date of the Company’s IPO, the Company determined the volatility percentage used in calculating the fair value of stock options it granted based on an analysis of the historical stock price data for a peer group of companies that issued options with substantially similar terms. The expected volatility percentage used in determining the fair value of stock options granted in the year ended December 28, 2008 was between 54% and 58% and in the year ended January 3, 2010 was between 50% and 51%. The expected life of options has been determined utilizing the “simplified” method as prescribed by the SEC’s Staff Accounting Bulletin No. 110. The expected life of options granted during each of the years ended December 28, 2008 and January 3, 2010 was 6.25 years. For the years ended December 28, 2008 and January 3, 2010, the weighted-average risk free interest rate used was 3.16% and 2.45%, respectively. The risk-free interest rate is based on a weighted average of a 7-year treasury instrument whose term is consistent with the expected life of the stock options. Although the Company paid a one-time special cash dividend in April 2007, the expected dividend yield is assumed to be zero as the Company does not currently anticipate paying cash dividends on its shares of common stock in the future. ASC 718, Stock Compensation, (“ASC 718”) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, previous guidance permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy. As a result, the Company applied an estimated forfeiture rate between 3% and 6% for the year ended December 28, 2008 and 6% for the year ended January 3, 2010 in determining the expense recorded in its consolidated statement of operations. These rates were derived by review of the Company’s historical forfeitures since 2000.
Stock option and restricted stock activity under the 2000 Plan and the 2007 Plan is summarized as follows:

				Weighted		Weighted
			Weighted	Average		Average
			Average	Remaining		Fair
	Number of	Range of	Exercise Price	Contractual	Aggregate	Value
	Shares	Exercise Prices	per Share	Term in Years	Intrinsic Value	Per Share
Outstanding at December 28, 2008	12,729,531	$0.001-7.89	$2.94	6.68	$37,866

Granted	3,182,822	5.22-7.49	5.56			$5.56

Exercised	(1,648,971)	0.07-6.44	1.51		$7,236

Cancelled	(665,817)	1.08-7.44	5.32

Outstanding at January 3, 2010	13,597,565	$0.001-7.89	$3.61	6.36	$54,315

Exercisable at December 28, 2008	7,093,242	$0.001-7.89	$1.78	5.41	$28,925

Exercisable at January 3, 2010	7,710,333	$0.001-7.89	$2.45	4.90	$39,704

Options vested or expected to vest at January 3, 2010(1)	13,251,803	$0.001-7.89	$3.56	6.30	$53,587

Available for grant at January 3, 2010	14,397,548

1.	This represents the number of vested stock options as of January 3, 2010 plus the unvested outstanding options at January 3, 2010 expected to vest in the future, adjusted for estimated forfeitures.
As of December 28, 2008, the Company had 3,750 shares of restricted stock, which became fully vested in January 2009.
For the years ended December 28, 2008 and January 3, 2010, the Company recorded expense of $4,844 and $6,317, respectively, in connection with share-based awards and related tax benefit of approximately $704 and $1,232 for fiscal 2008 and fiscal 2009, respectively. As of January 3, 2010, future expense for non-vested stock options of $15,715 was expected to be recognized over a weighted-average period of 2.52 years.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
The following table summarizes stock-based compensation expense related to employee and director stock options, employee stock purchases, and restricted stock grants for the years ended December 28, 2008 and January 3, 2010, which were allocated as follows:

	Years Ended
	December 28,	January 3,
	2008	2010
Cost of service revenue	$250	$405
Research and development	2,893	3,666
Selling and marketing	1,038	1,258
General and administrative	663	988

Total stock-based compensation	$4,844	$6,317

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
The following table summarizes the Company’s repurchases under the initial stock repurchase program for the year ended January 3, 2010.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of	Yet Be Purchased
	Total Number	Average Price	Publicly	Under the
	of Shares	Paid per	Announced	Announced
Period	Purchased	Share	Program	Program
Through December 28, 2008				$6,673
December 29, 2008 — January 25, 2009	318,400	$5.43	318,400	$4,944
January 26, 2009 — February 22, 2009	329,400	$5.34	329,400	$3,185
February 23, 2009 — March 29, 2009	299,730	$5.65	299,730	$1,492
March 30, 2009 — April 26, 2009	206,918	$5.80	206,918	$292
April 27, 2009 — May 24, 2009	51,061	$5.69	51,061	$—

Total	1,205,509	$5.54	1,205,509	$—

The following table summarizes the Company’s repurchases under the second stock repurchase program for the year ended January 3, 2010.

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of	Yet Be Purchased
	Total Number	Average Price	Publicly	Under the
	of Shares	Paid per	Announced	Announced
Period	Purchased	Share	Program	Program
Through December 28, 2008				$20,000
December 29, 2008 — January 25, 2009	—	$—	—	$20,000
January 26, 2009 — February 22, 2009	—	$—	—	$20,000
February 23, 2009 — March 29, 2009	—	$—	—	$20,000
March 30, 2009 — April 26, 2009	—	$—	—	$20,000
April 27, 2009 — May 24, 2009	188,482	$5.33	188,482	$18,995
May 25, 2009 — June 28, 2009	215,266	$5.77	215,266	$17,753
June 29, 2009 — July 26, 2009	—	$—	—	$17,753
July 27, 2009 — August 23, 2009	61,276	$6.03	61,276	$17,384
August 24, 2009 — September 27, 2009	—	$—	—	$17,384
September 28, 2009 — October 25, 2009	—	$—	—	$17,384
October 26, 2009 — November 22, 2009	—	$—	—	$17,384
November 23, 2009 — January 3, 2010	—	$—	—	$17,384

Total	465,024	$5.63	465,024	$17,384

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
The Company made a commitment for a specified future software upgrade in April 2005, which the Company refers to as its April 2005 specified upgrade. The Company delivered the April 2005 specified upgrade in April 2007. The Company committed to a subsequent specified upgrade in September 2006, which the Company refers to as its September 2006 specified upgrade. The Company delivered the September 2006 specified upgrade in November 2007. The Company committed to an additional subsequent specified upgrade in June 2007, which the Company refers as its June 2007 specified upgrade. The Company delivered the June 2007 specified upgrade in June 2008. The Company committed to an additional subsequent specified upgrade in December 2007, which the Company refers to as its December 2007 specified upgrade. The Company delivered the December 2007 specified upgrade in the fourth quarter of fiscal 2008. The Company committed to an additional subsequent specified upgrade in July 2008, which the Company refers to as its July 2008 specified upgrade. The Company delivered the July 2008 specified upgrade in the fourth quarter of fiscal 2009. The Company has outstanding commitments for additional specified upgrades committed to in October 2008, May 2009 and December 2009, which the Company refers to as its October 2008 specified upgrade, its May 2009 specified upgrade and its December 2009 specified upgrade, respectively. The Company expects to deliver the October 2008, May 2009 and December 2009 specified upgrades in 2010.
At December 28, 2008 and January 3, 2010, other deferred revenue primarily related to sales and development services for the Company’s new fixed-mobile convergence related products.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
Deferred revenue and deferred product and service costs at December 28, 2008 consists of the following:

	Current	Long-Term	Total
Deferred revenue related to December 2007 specified upgrade	$7,397	$—	$7,397
Deferred revenue related to July 2008 specified upgrade	37,775	—	37,775
Deferred revenue related to October 2008 specified upgrade	13,663	—	13,663
Other deferred revenue	2,475	5,550	8,025

Total deferred revenue	$61,310	$5,550	$66,860

Deferred product cost related to December 2007 specified upgrade	$79	$—	$79
Deferred product cost related to July 2008 specified upgrade	742	—	742
Deferred product cost related to October 2008 specified upgrade	566	—	566
Other deferred product and service costs	526	1,300	1,826

Total deferred product and service costs	$1,913	$1,300	$3,213

Deferred revenue and deferred product and service costs at January 3, 2010 consists of the following:

	Current	Long-Term	Total
Deferred revenue related to October 2008 specified upgrade	$83,346	$—	$83,346
Deferred revenue related to May 2009 specified upgrade	69,866	—	69,866
Deferred revenue related to December 2009 specified upgrade	12,768	—	12,768
Other deferred revenue	1,410	9,043	10,453

Total deferred revenue	$167,390	$9,043	$176,433

Deferred product cost related to October 2008 specified upgrade	$1,707	$—	$1,707
Deferred product cost related to May 2009 specified upgrade	1,229	—	1,229
Deferred product cost related to December 2009 specified upgrade	136	—	136
Other deferred product and service costs	307	5,565	5,872

Total deferred product and service costs	$3,379	$5,565	$8,944

13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 28,	January 3,
	2008	2010
Payroll and payroll-related accruals	$9,497	$6,472
Other accruals	4,868	5,502

	$14,365	$11,974

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
The Company accounted for this acquisition under the purchase method of accounting. In connection with this acquisition, the Company recorded $7,998 of goodwill, $2,340 of in-process research and development (“IPR&D”) expense and $4,880 of intangible assets related to developed technology, customer relationships, and non-compete agreements with estimated useful lives ranging from 36 to 60 months and a weighted-average amortization period of 56 months. The estimated fair value of acquired intangible assets was assigned as follows:

		Estimated
	Useful Life	Fair Value
Developed Technology	60 months	$3,340
Customer Relationships	48 months	1,350
Non-Compete Agreements	36 months	190

Total Intangible Assets		$4,880

Management used various valuation methods to determine the fair value of the acquired assets of 3 Way Networks. To value the developed technology and customer relationship intangible assets, an income approach was used, specifically the relief-from-royalty method and the excess earning method, respectively. For the developed technology intangible asset, expenses and income taxes were deducted from estimated revenues attributable to the developed technologies. For the customer relationship intangible asset, expenses and income taxes were deducted from estimated revenues attributable to the existing customers. The projected net cash flows for each were then tax affected using an effective rate of 40% and then discounted using a discount rate of 34% for the developed technology intangible asset and 39% for the customer relationship intangible asset to determine the value of the intangible assets, respectively. To value the non-compete agreements an income approach was used, specifically the “with or without” model. Management then projected net cash flows for the Company with and without the non-compete agreements in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreements in place was calculated, based on a discount rate of 39%. In-process research and development was determined by discounting forecasted cash flows directly related to the products expecting to result from the research and development, net of returns on contributory assets including fixed assets, and the acquired workforce and applying a discount rate of 42%.
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

Results of operations for 3 Way Networks have been included in the Company’s results of operations since the acquisition date of April 30, 2007. As part of the acquisition of 3 Way Networks, the Company assumed long-term debt of $543, which it repaid in full during fiscal 2007 and capital leases of $161, which it repaid in full during fiscal 2008.
15. Employee Benefit Plan
The Company has a 401(k) plan covering all eligible employees. The Plan allows for matching contributions to be made. In fiscal 2008 and fiscal 2009, the Company matched 50% of employee contributions on the first 4% of their eligible compensation. Total matching contributions for fiscal 2008 and fiscal 2009 of $700 and $825 were paid in January 2009 and January 2010, respectively.
16. Related Party Transactions
In 2000, the Company entered into an agreement with Qualcomm Incorporated (“Qualcomm”) under which it licenses software for use in the development of infrastructure equipment. The Company also entered into a supply and distribution agreement with Qualcomm relating to the Company’s ipBTS products. The Company paid Qualcomm approximately $1,116 in fiscal 2007, $1,721 in fiscal 2008 and $2,033 in fiscal 2009 in upfront license payments, royalties and component purchases under its license and supply agreements with Qualcomm. During fiscal 2007, fiscal 2008 and fiscal 2009, Qualcomm paid the Company $46, $2,412 and $4,530, respectively, for prototype purchases and development services. Amounts due to Qualcomm of $871 and $1,098 were included in accrued expenses and other current liabilities as of December 28, 2008 and January 3, 2010, respectively.
In January 2009, the Company formalized a development agreement with Qualcomm to develop and commercialize certain EV-DO software products. The fees paid by Qualcomm under this agreement are potentially subject to refund as royalties on future sales of this developed product, if and when development and commercialization occur. Total development fees under this arrangement, which were billed in fiscal 2008 and fiscal 2009, were $6,500. The Company received a letter from Qualcomm dated September 24, 2009 providing the Company a 30 day written notice of Qualcomm’s intent to terminate the development agreement, which became effective in the fourth quarter of fiscal 2009. As a result of the termination of the agreement, the Company recognized $6,500 of revenue and has no continuing obligation to Qualcomm.
As of December 28, 2008, Qualcomm owned approximately 9.2% of the Company’s outstanding common stock. As of January 3, 2010, Qualcomm owned approximately 3.8% of the Company’s outstanding common stock.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
Some of the technology that the Company incorporates into its EV-DO products and sells to Ericsson is licensed from Qualcomm. In the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, Qualcomm undertook an audit of the royalties that were paid to Qualcomm in respect of the EV-DO products that the Company sold between 2003 and 2007. Qualcomm determined that the Company did not owe any additional royalties beyond the amounts accrued.
17. Special Cash Dividend
On March 8, 2007, the Company declared a special cash dividend of $1.333 per common stock equivalent payable on April 5, 2007 to stockholders of record on March 28, 2007. The aggregate payment to holders of common stock and redeemable convertible preferred stock in April 2007 was $72,771. In conjunction with this dividend and as required by the Company’s stock incentive plan, all vested and unvested options outstanding were adjusted by multiplying the exercise price by 0.8113 and the number of shares of common stock issuable upon exercise of the option by 1.2326. As the fair value of the modified stock option grants was the same as the fair value of the original option grants immediately before the modification, no incremental compensation cost was recognized as a result of this special cash dividend. The option information in Note 11 reflects these adjustments to the outstanding awards. The Company has not declared or paid any other cash dividends on its capital stock.
18. Reverse Stock Split
On May 22, 2007, the Board approved, and on June 18, 2007, the stockholders of the Company approved, a 1-for-1.333 reverse stock split of the Company’s common stock, which was effective on June 29, 2007. All share data shown in the accompanying consolidated financial statements and related notes reflect the reverse stock split.
19. Quarterly Financial Data (unaudited)
The following table presents the Company’s unaudited quarterly consolidated results of operations for each of the eight quarters in the period ended January 3, 2010 including all recurring adjustments necessary in the opinion of management for a fair presentation of such information.

	March 30,	June 29,	September 28,	December 28,	March 29,	June 28,	September 27,	January 3,
	2008	2008	2008	2008	2009	2009	2009	2010
Revenue	$7,638	$59,019	$8,247	$63,269	$9,263	$4,880	$2,726	$47,725
Cost of revenue	1,913	3,327	2,652	3,570	2,547	3,402	2,900	4,720
Gross (loss) profit	5,725	55,692	5,595	59,699	6,716	1,478	(174)	43,005
Total operating expenses	24,910	24,237	24,949	24,639	23,946	24,786	26,126	27,897
(Loss) income from operations	(19,185)	31,455	(19,354)	35,060	(17,230)	(23,308)	(26,300)	15,108
Net (loss) income	(11,674)	20,563	(12,445)	24,849	(7,203)	(14,033)	(16,855)	13,099
Basic net (loss) income per share	$(0.18)	$0.32	$(0.19)	$0.39	$(0.11)	$(0.23)	$(0.27)	$0.21
Diluted net (loss) income per share	$(0.18)	$0.29	$(0.19)	$0.36	$(0.11)	$(0.23)	$(0.27)	$0.19
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
Substantially all of the Company’s billings and revenue have been derived from Nortel Networks. Pre-bankruptcy filing outstanding invoices to Nortel Networks as of December 28, 2008 totaled $21,818. Collection of these invoices was subject to Nortel Networks’ bankruptcy proceedings, and the Company was not able to estimate how much, if any, of these invoices would be collected. As such, the Company elected to treat these invoices on a cash basis. Invoices outstanding as of the bankruptcy filing date were not reflected in the Company’s Balance Sheet as of December 28, 2008.

AIRVANA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts) — (Continued)
On June 19, 2009, Nortel Networks Corporation announced the proposed “stalking horse” asset sale of Nortel Networks’ CDMA business to Nokia Siemens Networks B.V. (“Nokia”), a global wireless network infrastructure provider. Two additional entities were qualified by Nortel Networks Corporation to bid with Nokia in an auction to purchase the CDMA business. The auction was held on July 24, 2009. On July 28, 2009, the United States and Canadian bankruptcy courts approved a bid for Nortel Networks’ CDMA business by Ericsson, another global wireless network infrastructure provider, subject to satisfaction of regulatory and other conditions, which was completed in November 2009. In conjunction with the completed sale of Nortel Networks’ CDMA business to Ericsson, Nortel Networks’ agreement with the Company was assumed, and Ericsson paid all of Nortel Networks’ outstanding obligations to the Company, including the $36,442 of obligations outstanding prior to the filing, plus approximately $3,200 of accrued interest.
21. Proposed Merger
On December 17, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 72 Mobile Holdings, LLC, a Delaware limited liability company (“Parent”), and 72 Mobile Acquisition Corp. (“Merger Sub”), a wholly-owned subsidiary of Parent. Parent will be owned, directly and indirectly, by affiliates of S.A.C. Private Capital Group, LLC, GSO Capital Partners LP, Sankaty Advisors LLC and ZelnickMedia. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “merger”). If the merger is completed, common stockholders will be entitled to receive $7.65 in cash for each share of Airvana common stock. The consummation of the Merger is subject to customary conditions, including adoption of the Merger Agreement by the Company’s stockholders and expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott Rodino Antitrust Improvement Act of 1976, as amended. Dates for closing the Merger and for the Company’s stockholders meeting have not yet been determined. The Company has made various representations and warranties and agreed to specified covenants in the Merger Agreement, including covenants relating to the conduct of the Company’s business between the date of the Merger Agreement and the closing of the Merger, restrictions on solicitation of proposals with respect to alternative transactions, governmental filings and approvals, public disclosures and other matters. The Merger Agreement contains certain termination rights of Parent and the Company and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $15,000.

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
As of January 3, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have assessed the effectiveness of our internal control over financial reporting as of January 3, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Based on our assessment, we believe that, as of January 3, 2010, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting as of January 3, 2010. This report in which they expressed an unqualified opinion is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Airvana, Inc.:
We have audited Airvana, Inc.’s (the “Company”) internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Airvana, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Airvana, Inc. as of December 28, 2008 and January 3, 2010 and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders’ (deficit) equity and comprehensive income, and cash flows for each of the three years in the period ended January 3, 2010 and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2010

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by this Item is incorporated herein by reference to the information provided under the headings “Executive Officers of the Company,” “Election of Directors-Nominees” and “Corporate Governance and the Board of Directors and its Committees” in our definitive proxy statement to be filed with the SEC not later than 120 days after the fiscal year ended January 3, 2010 (the “2010 Proxy Statement”).
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
Item 11. Executive Compensation
Compensation Discussion and Analysis
The compensation committee of our board, or our compensation committee, oversees the compensation of all of our executive officers. In this capacity, our compensation committee designs, implements, reviews and approves all compensation for our chief executive officer and other named executive officers. The goal of our compensation committee is to ensure that our compensation program is aligned with our business goals and objectives and that the total compensation paid to each of our executive officers is fair, reasonable and competitive.
Compensation Objectives and Philosophy
Our compensation program is designed to attract and retain qualified and talented executives, motivating them to achieve our business goals and rewarding them for superior short- and long-term performance. In particular, our compensation program is intended to reward the achievement of specified, predetermined goals and to align our executives’ interests with those of our stockholders in order to attain the ultimate objective of increasing stockholder value. In determining our executive officer compensation, we consider generally available compensation data from companies in our industry that we believe are generally comparable to us in terms of size, organizational structure and growth characteristics, and against which we believe we compete for executive talent. This peer group of companies is reviewed and approved by our compensation committee periodically. From time to time, we also engage outside executive compensation consultants to assist our compensation committee in its review of our compensation program and in implementing any changes or additions to our compensation mix.
In general, we intend to implement total compensation packages for our executive officers that are in line with the median competitive levels of comparable public companies.
Elements of Compensation
The primary elements of our executive compensation program are:
•	base salary;
•	cash bonuses;
•	equity incentive awards; and
•	benefits and other compensation.

We do not have any formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Instead, our compensation committee, after reviewing market and peer group information provided by management, and periodically through an outside executive compensation consultant, determines subjectively what it believes to be an appropriate level and mix of various compensation components. In determining total compensation, we try to balance long-term equity and short-term cash compensation by offering reasonable base salaries and opportunities for growth through our equity incentive awards.
Determining and Setting Executive Compensation
Our compensation committee determines executive compensation after carefully reviewing overall company performance and performing a detailed evaluation of each executive’s performance against established company goals. Historically, our compensation committee reviewed our executives’ performance annually against corporate and departmental performance goals that were finalized and set forth in writing during the first quarter of each fiscal year. In February 2009, our board approved specific company-related performance goals for the first half of fiscal 2009 and, in July 2009, our board approved specific company-related performance goals for the second half of fiscal 2009. Department goals which were used in previous years to assist in our evaluation of the performance of our executives, were replaced in fiscal 2009 with cross functional product line goals. Corporate goals are proposed by our management and approved by our board. Our compensation committee approves the goals for our president and chief executive officer. Increases in base salary, equity incentive awards and cash bonuses, if any, are tied to the achievement of these performance goals. Our management evaluates our corporate performance and each executive’s performance, as compared to the applicable goals. Based on this evaluation, our president and chief executive officer recommends to our compensation committee any annual executive salary increases, cash bonuses and equity incentive awards. Our president and chief executive officer’s performance evaluation is conducted by our compensation committee, which also determines whether to change his base salary or grant to him cash bonuses or equity incentive awards. Equity incentive awards in the form of stock options have typically have been granted at our board’s first meeting of each year. Any changes in base salary are effective at the beginning of the second calendar quarter of the year.
Due to the pending merger, our compensation committee does not plan to take any action with respect to executive compensation, including any equity incentive awards, for fiscal 2010.
Our compensation committee has the authority to retain compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation. In the fourth quarter of fiscal 2008, our compensation committee retained an independent compensation consultant, Wilson Group, Inc., to evaluate certain aspects of our compensation practices and provide general information relating to compensation practices in our industry. To provide our compensation committee with additional information regarding industry compensation, the Wilson Group collected publicly available data from high technology sector peer group companies with similar growth strategies, as well as data from the Radford Executive Survey, a published market survey, and calculated summary compensation composites for our executive positions. The survey included companies located in the New England region and stratified by level of revenue. The purpose of the review was to provide our compensation committee with current information regarding the competitiveness of our total cash compensation, which consists of salary and bonus, compared to the market data presented in the summary composite. Equity compensation was excluded from this study. The study compared the estimated total cash compensation to be paid in fiscal 2009 to certain of our executive officers, including our principal executive officer, principal financial officer and three other most highly compensated executive officers, whom we refer to collectively as our named executive officers to the median compensation of each matching position in the composite group, expressed as a percentage of the market. The study indicated that when comparing the median total cash compensation of the composite group in the 50th percentile to cash compensation to be paid to our executive officers in positions matching those in the composite group, one of our named executive officers was below the median (Mr. Battat -12%). and Mr. Glidden, Dr. Eyuboglu, and Mr. Verma were at the median. The study did not include Mr. Clark, as Mr. Clark commenced employment with the Company during fiscal 2009. Our compensation committee factored this market data into its overall compensation analysis, decided not to change the annual cash incentive bonus targets for any of our named executive officers and, based on performance during fiscal 2008 and for retention purposes, recommended increases in the annual base salaries of our named executive officers as of April 1, 2009 as follows: Mr. Battat, from $345,000 to $360,000; Mr. Glidden, from $245,000 to $250,000; Dr. Eyuboglu, from $260,000 to $265,000; and Mr. Verma, from $245,000 to $255,000. For fiscal 2009, we increased the base salaries paid to our named executive officers by an average of 3%.

During the fourth quarter of fiscal 2009, our compensation committee engaged the Wilson Group to evaluate certain aspects of our compensation practices and provide general information relating to compensation practices in our industry, and we expect that our compensation committee periodically will engage a compensation consultant to provide advice and resources to our compensation committee.
Base Salary
We use base salary to recognize the experience, skills, knowledge and responsibilities required of each of our employees, including our executives. We typically set base salaries for our executives in our offer letter to the executive at the outset of employment. None of our executives is currently party to an employment agreement that provides for automatic or scheduled increases in base salary. However, from time to time in the discretion of our board, following recommendations of our compensation committee, and consistent with our incentive compensation program objectives, we evaluate our executives’ base salaries, together with other components of compensation, for adjustment based on our assessment of their performance and compensation trends in our industry.
As discussed above, after factoring in the results of the evaluation performed by the Wilson Group during the fourth quarter of fiscal 2008 and the performance of our named executive officers during fiscal 2008, our board, following the recommendations of our compensation committee, increased annual base salaries as of April 1, 2009 for certain of our named executive officers. Following these increases, our named executive officers’ base salaries in fiscal 2009 were as follows: Mr. Battat, $360,000; Mr. Glidden, $250,000; Mr. Eyuboglu, $265,000; and Mr. Verma, $255,000. Mr. Clark commenced employment with the Company on July 13, 2009 and his annual base salary was set at $270,000.
Incentive Cash Bonuses
We believe that cash bonuses are an important factor in motivating our management team as a whole and individual executives, in particular, to perform at their highest level to achieve and exceed established incentive goals. The level of bonus pay for each named executive officer is recommended by our compensation committee and approved by our board, and is related to the achievement of company performance goals, which consist of financial, operational and strategic objectives. We believe achievement of these goals will improve short-term operational financial results and long-term growth and stockholder value consistent with the interests of our stockholders. For 2009, we paid lump sum cash bonuses in August 2009 to reward performance during the first half of the year, and in February 2010 to reward performance during the second half of the year.
In February 2009, our board approved specific company-related performance goals for the first half of fiscal 2009. Similarly, in July 2009, our board approved specific company-related performance goals for the second half of fiscal 2009. The bonuses of Mr. Battat and our other named executive officers were based on performance against these goals and each named executive officer’s relative contribution towards achievement of these goals. These company performance objectives consisted of financial metrics including billings, operating income on billings and cash flow and EV-DO and FMC product line metrics including billings, operating profit on billings, and product development and cost milestones.
Annual cash incentive bonus targets are set by our compensation committee as a percentage of each named executive’s base salary. For Mr. Battat, in fiscal 2009, this target percentage was 35% of base salary. For our other named executives, except for our Vice President, Worldwide Sales and Technical Services, in fiscal 2009, this target percentage was 30% of base salary. Our compensation plan also provides for an additional bonus amount if stretch performance objectives are achieved or exceeded. Assuming that all company stretch performance objectives are met, subject to the discretion of our board, Mr. Battat would receive a bonus equal to approximately 81% of his base salary, and our other named executive officers, except for our Vice President, Worldwide Sales and Technical Services, would receive bonuses equal to 69% of their respective base salaries. Stretch performance objectives are objectives that are set at levels higher than target amounts established for each company objective. Our compensation committee believes that each stretch performance objective is aggressive, but attainable. The maximum annual cash incentive bonus for each named executive officer, except for our Vice President, Worldwide Sales and Technical Services, is three times the predetermined target percentage of base salary for financial objectives, and two times the predetermined target percentage for product line objectives.

For the first half of fiscal 2009, we achieved our financial and EV-DO product line objectives, exceeded our CDMA femto product line objectives, and did not achieve our UMTS femto and UAG product line objectives. For the second half of fiscal 2009, we exceeded our financial objectives, and did not achieve our EV-DO, CDMA femto and UMTS femto product line objectives. Based on our compensation committee’s assessment of the relative performance of each of our named executive officers, except for our Vice President, Worldwide Sales and Technical Services against such objectives, the following bonuses were awarded.

	1H 2009 Cash Bonus Awards
		Target	Target	Actual	Actual
	Base	Bonus	Bonus	Bonus	Bonus (%)
Name	Salary	(%)	($)	($)	of Target
Randall S. Battat	$360,000	35%	$63,000	$70,000	111%
Jeffrey D. Glidden	$250,000	30%	$37,500	$40,000	107%
Vedat Eyuboglu	$265,000	30%	$39,750	$43,000	108%
Sanjeev Verma	$255,000	30%	$38,250	$43,000	112%

	2H 2009 Cash Bonus Awards
		Target	Target	Actual	Actual
	Base	Bonus	Bonus	Bonus	Bonus (%)
Name	Salary	(%)	($)	($)	of Target
Randall S. Battat	$360,000	35%	$63,000	$70,000	111%
Jeffrey D. Glidden	$250,000	30%	$37,500	$65,000	173%
Vedat Eyuboglu	$265,000	30%	$39,750	$45,000	113%
Sanjeev Verma	$255,000	30%	$38,250	$45,000	118%
Our Vice President, Worldwide Sales and Services, Mr. Clark, was not compensated on the same general basis as our other named executive officers with respect to his fiscal year 2009 cash bonus. Instead, Mr. Clark was entitled to receive commissions, paid monthly, based on aggregate product line billings and the achievement of predetermined strategic objectives. The strategic objectives related to achieving overall product line billings targets and negotiating and signing new customer agreements. For fiscal 2009, Mr. Clark’s annual commissions target was $150,000. Mr. Clark’ commissions for aggregate bookings and billings were determined by multiplying applicable aggregate product line bookings and billings by predetermined commission rates. Mr. Clark’ commissions for strategic objectives were based on a predetermined value assigned to achievement of the various strategic objectives. For fiscal 2009, we paid Mr. Clark commissions totaling $60,000 which was comprised of commissions related to bookings and billings of $26,802,commissions related to achievement of strategic objectives of $15,960, and discretionary commissions of $17,238.

Equity Incentive Awards
Our equity award program is our primary vehicle for offering long-term incentives to our executives. We typically have made equity awards to our executives in the form of stock options. Prior to our initial public offering in July 2007, our executives were eligible to participate in our 2000 Stock Incentive Plan, and following the completion of our initial public offering, we began to grant our executives stock-based awards pursuant to our 2007 Stock Incentive Plan. Under our 2007 Stock Incentive Plan, executives are eligible to receive grants of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based equity awards at the discretion of our compensation committee.
Although we do not have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a direct link to our long-term performance, create an ownership culture, and align the interests of our executives and our stockholders. In addition, the vesting feature of our equity grants should further our objective of executive retention because this feature provides an incentive to our executives to remain in our employ during the vesting period. We believe that the long-term performance of our business is improved through the grant of stock-based awards. In determining the size of equity grants to our executives, our board has considered comparative share ownership of executives in our compensation peer group, our company-level performance, the applicable executive’s performance, the amount of equity previously awarded to the executive, the vesting of such awards and the recommendations of management.
We typically make an initial equity award of stock options to new executives in connection with the start of their employment. Grants of equity awards, including those to executives, are all approved by our board and are granted based on the fair market value of our common stock. Historically, the equity awards we granted to our executives vested as to 20% of such awards after one year and in equal quarterly installments over the succeeding four years. This vesting schedule is consistent with the vesting of stock options granted to other employees. When we adopted our 2007 Stock Incentive Plan in May 2007, our board shortened the vesting schedule for equity awards so that 25% of an award would vest after one year and the remainder would vest in equal quarterly installments over the succeeding three years.
In fiscal 2009, our board granted additional equity awards to each of our named executive officers, except for Mr. Clark, who commenced employment on July 13, 2009 and who received an initial equity award in connection with the start of his employment. Due to the pending merger, our compensation committee does not plan to take any action with respect to equity incentive awards for fiscal 2010.
We do not have a program, plan or practice of selecting grant dates for equity compensation to our executive officers in coordination with the release of material non-public information. Equity award grants are made from time to time in the discretion of our board and compensation committee consistent with our incentive compensation program objectives.
Benefits and Other Compensation
We maintain broad-based benefits that are provided to all employees, including medical and dental insurance, life and disability insurance and a 401(k) plan. Other benefits we offer to all full-time employees include programs for job-related educational assistance. Other than our employee referral programs, in which our corporate officers are not eligible to participate, executives are eligible to participate in all of our employee benefit plans, in each case on the same basis as other full-time employees.
Tax Considerations
Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for compensation in excess of $1.0 million paid to a company’s chief executive officer and its four other most highly paid executive officers. Qualified performance-based compensation is not subject to the deduction limitation if specified requirements are met. We periodically review the potential effects of Section 162(m) and we generally intend to structure the performance-based portion of our executive compensation, where feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. However, our compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent and are in our best interest and that of our stockholders.

Summary Compensation Table
The following table sets forth the total compensation paid or accrued for fiscal years 2009, 2008 and 2007 to our named executive officers:

					Option		All Other
	Fiscal	Salary	Bonus(1)		Awards(2)		Compensation(3)	Total
Name and Principal Position	Year	($)	($)		($)		($)	($)
Randall S. Battat	2009	356,250	140,000		327,492		1,713	825,455
President and Chief	2008	338,750	114,000		270,612		1,270	724,632
Executive Officer	2007	300,500	140,000		—		1,598	442,098

Jeffrey D. Glidden	2009	248,750	105,000		136,455		7,228	497,433
Vice President, Chief	2008	241,250	63,000		120,272		6,862	431,384
Financial Officer	2007	223,750	80,000		—		7,129	310,879

Michael Clark	2009	126,865	60,000	(4)	633,240	(5)	52,421	872,526
Vice President Worldwide	2008	—	—		—		—	—
Sales and Services	2007	—	—		—		—	—

Vedat M. Eyuboglu	2009	263,750	88,000		177,392		6,419	535,561
Vice President, Chief	2008	—	—		—		—	—
Technical Officer	2007	241,250	90,000		—		8,536	339,786

Sanjeev Verma	2009	253,750	88,000		177,392		6,062	525,204
Vice President, Femto	2008	—	—		—		—	—
Business and	2007	—	—		—		—	—
Corporate Development

(1)
The amounts shown as paid to Mr. Battat, Mr. Glidden, Dr. Eyuboglu and Mr. Verma were for achievement during the year for which the amounts are shown of specified corporate performance and product line objectives pursuant to our management bonus plan, but in each case were paid in August 2009 and February 2010.

(2)
The amounts reported in the Option Awards column represent the compensation expense, without any reduction for risk of forfeiture, for financial reporting purposes, of grants of options to each of the named executive officers, calculated in accordance with the provisions of Accounting Standards Codification 718-10, Stock Compensation. The assumptions we used in calculating these amounts are included in Note 11 of this Form 10-K.

(3)
The amounts reported in the All Other Compensation column reflect, for each named executive officer, the sum of (i) the incremental cost to us of all perquisites and other personal benefits; (ii) the amount we contributed to our 401(k) plan in respect of such executive officer; (iii) other discretionary cash awards; and (iv) with respect to Mr. Clark, a $50,000 sign-on bonus upon his commencement of employment with us.

(4)	Consists of commissions earned for sales performance and achievement of strategic objectives.

(5)	Consists of options granted upon commencement of employment in fiscal 2009.

Grants of Plan-Based Awards in Fiscal 2009
The following table sets forth information regarding grants of awards made to our named executive officers during the fiscal year ended January 3, 2010:

							All Other
							Option
							Awards:
		Estimated Future Payouts					Number of		Exercise or	Grant Date
		Under Non-Equity Incentive					Securities		Base Price	Fair Value
		Plan Awards					Underlying		of Option	of Option
	Grant	Threshold	Target		Maximum		Options		Awards	Awards
Name	Date	($)	($)		($)		(#)		($/Sh)(2)	($)(3)
Randall S. Battat	2/10/2009	—	63,000	(1)	144,900	(1)	—		—	—
President and Chief	2/10/2009	—	—		—		120,000		5.33	327,492
Executive Officer	7/28/2009	—	63,000	(1)	144,900	(1)	—		—	—

Jeffrey D. Glidden	2/10/2009	—	37,500	(1)	86,250	(1)	—		—	—
Vice President,Chief	2/10/2009	—	—		—		50,000		5.33	136,455
Financial Officer	7/28/2009	—	37,500	(1)	86,250	(1)	—		—	—

Michael Clark	7/28/2009	—	—		—		200,000	(5)	5.99	633,240
Vice President, Worldwide	7/28/2009	—	75,000	(4)	—	(4)	—		—	—
Sales and Services

Vedat M. Eyuboglu	2/10/2009	—	39,750	(1)	91,425	(1)	—		—	—
Vice President,	2/10/2009	—	—		—		65,000		5.33	177,392
Chief Technical Officer	7/28/2009	—	39,750	(1)	91,425	(1)	—		—	—

Sanjeev Verma	2/10/2009	—	38,250	(1)	87,975	(1)	—		—	—
Vice President,	2/10/2009	—	—		—		65,000		5.33	177,392
Femto Business and	7/28/2009	—	38,250	(1)	87,975	(1)	—		—	—
Corporate Development

(1)
For fiscal 2009, our company performance goals consist of: financial metrics including billings, operating income on billings and cash flow, and EV-DO and FMC product line metrics including billings, operating profit on billings, and product development and cost milestones. Each named executive officer’s bonus was based on performance against these goals and each named executive officer’s relative contribution towards achievement of these goals.

(2)	In determining the exercise price for the options granted, we used the closing price of our stock on the Nasdaq Global Market.

(3)
Amounts represent the total grant date fair value of stock options granted in fiscal 2009 under Accounting Standards Codification 718-10, Stock Compensation. The assumptions used by us with respect to the valuation of option grants are set forth in Note 11 to our Annual Report on From 10-K, filed with the SEC on March 10, 2010.

(4)	The estimated future payout is based on sales commissions and the achievement of predetermined strategic objectives. There is no maximum payout.

(5)	Consists of options granted upon commencement of employment in fiscal 2009.

Information Relating to Equity Awards and Holdings
The following table sets forth information regarding outstanding stock options held by our named executive officers at January 3, 2010:
Outstanding Equity Awards At 2009 Fiscal Year End

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercisable		Option
	Options		Options		Exercise		Option
	Exercisable		Unexercisable		Price		Expiration
Name	(#)		(#)		($)		Date
Randall S. Battat	462,340	(1)	—		1.081	(1)	3/1/2014
President and Chief	60,103	(1)	32,364	(1)(2)	2.433	(1)	8/20/2016
Executive Officer	39,375		50,625	(3)	5.210		2/3/2018
	—		120,000	(4)	5.330		2/9/2019

Jeffrey D. Glidden	475,820	(1)	129,456	(1)(5)	2.163	(1)	12/12/2015
Vice President, Chief	17,500		22,500	(3)	5.210		2/3/2018
Financial Officer	—		50,000	(4)	5.330		2/9/2019

Michael Clark	—		200,000	(6)	5.990		7/27/2019
Vice President, Worldwide Sales
and Services

Vedat M. Eyuboglu	231,170	(1)	—		1.081	(1)	3/1/2014
Vice President, Chief	30,052	(1)	16,182	(1)(2)	2.433	(1)	8/20/2016
Technical Officer	19,687		25,313	(3)	5.210		2/3/2018
	—		65,000	(4)	5.330		2/9/2019

Sanjeev Verma	161,819	(1)	—		1.081	(1)	3/1/2014
Vice President, Femto Business	30,052	(1)	16,182	(1)(2)	2.433	(1)	8/20/2016
and Corporate Development	19,687		25,313	(3)	5.210		2/3/2018
	—		65,000	(4)	5.330		2/9/2019

(1)
The number of shares underlying options and exercise prices reflect adjustments to the number of shares of common stock subject to stock options and related exercise prices resulting from the cash dividend on our capital stock that we paid in April 2007.

(2)	20% of the shares underlying this option vested as of August 21, 2007 and the remaining 80% of the shares underlying this option vest in 16 equal quarterly installments beginning on November 21, 2007.

(3)	20% of the shares underlying this option vested as of February 4, 2008 and the remaining 80% of the shares underlying this option vest in 16 equal quarterly installments beginning on May 4, 2008.

(4)	25% of the shares underlying this option vested as of February 10, 2010 and the remaining 75% of the shares underlying this option vest in 12 equal quarterly installments beginning on May 10, 2010.

(5)	20% of the shares underlying this option vested as of December 12, 2006 and the remaining 80% of the shares underlying this option vest in 16 equal quarterly installments beginning on March 12, 2007.

(6)	25% of the shares underlying this option will vest on July 28, 2010 and the remaining 75% of the shares underlying this option vest in 12 equal quarterly installments beginning on October 28, 2010.

Option Exercises and Stock Vested in Fiscal 2009
The following table sets forth information concerning the exercise of stock options during the fiscal year ended January 3, 2010 for each named executive officer:

Option Awards
	Number of Shares	Value Realized
	Acquired on	on
Name	Exercise (#)	Exercise ($)
Randall S. Battat	—	—
Jeffrey D. Glidden	42,000	192,688
Michael Clark	—	—
Vedat Eyuboglu	—	—
Sanjeev Verma	—	—
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans (including individual compensation arrangements), which authorize the issuance of equity securities, as of January 3, 2010:

Number of
Securities
Remaining Available
	Number of Securities	Weighted	for
	to be	Average	Future Issuance
	Issued Upon Exercise	Exercise Price of	Under Equity
	of	Outstanding	Compensation
	Outstanding Options	Options	Plans(1)
Plan Category:
Equity Compensation Plans Approved by Security Holders	13,597,565	$3.61	14,397,548
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	13,597,565	$3.61	14,397,548

(1)	Consists of shares of our common stock available for future issuance under our 2007 Stock Incentive Plan. No awards of our common stock are available for issuance under our 2000 Stock Incentive Plan.
Potential Payments Upon Termination or Change-in-Control
We do not have formal employment agreements with any of our named executive officers. The initial compensation of our named executive officers was set forth in an offer letter that we executed with each of them at the time their employment with us commenced. Each offer letter provides that the executive officer’s employment with us is on an at-will basis. Other than the change in control and severance benefits described below that we provided in our offer letter to Mr. Glidden, none of our named executive officers is currently party to a change in control or severance agreement with us; however, pursuant to the terms of our standard incentive stock option agreement, each of our executive officers and other employees who holds an incentive stock option is entitled to accelerated vesting of 30% of the original number of shares subject to such option immediately prior to the effective date of an acquisition, which would accelerate the final vesting date of such option by 18 months.

In our offer letter to Mr. Glidden, we agreed that in connection with an acquisition and a reduction in his responsibilities or termination of employment with or without cause, his initial option to purchase 647,276 shares of common stock that we granted to him on December 13, 2005 would be accelerated as to 40% of the original number of shares subject to such option and the final vesting date would be accelerated by 24 months. Assuming acceleration of Mr. Glidden’s outstanding stock options as of January 3, 2010, and assuming a price per share of our common stock of $7.60, which was the closing price of our common stock, as reported on the Nasdaq Global Market on such date, the value realized upon exercise of the 129,456 additional shares then available for purchase upon exercise of that accelerated option would be approximately $703,852. In addition, in the event that we are acquired and Mr. Glidden is terminated without cause in connection with such acquisition, we have agreed to continue to pay his salary and medical benefits for a period of six months thereafter. If such an acquisition were to have occurred on January 3, 2010, Mr. Glidden would have been entitled to $21,827 per month in salary and benefits for a six-month period, or $131,748 in the aggregate.
Compensation of Directors
We compensate our non-employee directors for their service on our board. We do not pay directors who are also our employees any additional compensation for their service as directors. Accordingly, Messrs. Battat and Verma do not receive any additional compensation for their service as directors.
The independent members of our board, after considering the recommendation of our nominating and corporate governance committee, establish the annual compensation for our non-employee directors. The compensation of our non-employee directors consists of cash payments and stock and option awards.
In May 2007, our board approved the following compensation program for non-employee directors:
Cash Compensation. Our non-employee directors each receive an annual cash fee of $20,000 for service as a director. Our lead director receives an additional annual fee of $15,000. Each non-employee director who serves on a committee of our board of directors receives the following additional annual cash fees:
•	chair of our audit committee — $10,000; other members — $5,000;
•	chair of our compensation committee — $5,000; other members — $2,500; and
•	chair of our nominating and corporate governance committee — $5,000; other members — $2,500;
Non-employee directors also receive reimbursement of out-of-pocket expenses incurred in connection with attending our board, committee and stockholder meetings.
Equity Compensation. Our non-employee directors also receive equity compensation for serving as directors as follows:
•
Each new non-employee director receives an option to purchase 37,509 shares of our common stock upon his or her initial appointment or election to our board of directors. Subject to the non-employee director’s continued service as a director, this option vests over a four-year period, with 25% of the shares of common stock subject to the option vesting on the first anniversary of the date of grant and the remaining 75% vesting in equal quarterly installments over the succeeding three years. In the event of a change of control of us, the vesting schedule of the option accelerates in full. The exercise price of this option will be equal to the fair market value of our common stock on the date of grant; and

•
Each non-employee director who has served on our board for at least six months annually receives an option to purchase 18,754 shares of our common stock on the date of the first meeting of our board of directors held after each annual meeting of stockholders; provided that, Mr. Badavas did not receive an annual option grant until the first meeting of our board held after our 2009 annual meeting of stockholders. This option vests with respect to 50% of the shares of common stock subject to the option on the first anniversary of the date of grant and the remaining 50% vesting in equal quarterly installments over the succeeding two years, and, in the event of a change in control of us, the vesting schedule of the option accelerates in full. The exercise price of this option is equal to the fair market value of our common stock on the date of grant.

In December 2009, our board approved the following additional compensation for non-employee directors:
•	chair of our Special Committee — $15,000 per month between July 9, 2009 and December 17, 2009, and $7,500 per month from December 18, 2009 to the effective date of the proposed merger; and

•	other members of our Special Committee — $10,000 per month between July 9, 2009 and December 17, 2009, and $5,000 per month from December 18, 2009 to the effective date of the proposed merger.
The following table sets forth information concerning the compensation of our non-employee directors in fiscal year 2009:
Non-Employee Director Compensation For Fiscal 2009

	Fees Earned		Option
	or	Stock	Awards
	Paid in Cash	Awards	(1)(2)(3)	Total
Name	($)	($)	($)	($)
Hassan Ahmed, Ph.D.	25,000	—	50,885	75,885
Robert P. Badavas	30,000	—	50,885	80,885
Gururaj Deshpande, Ph.D.	30,000	—	50,885	80,885
Paul J. Ferri	22,500	—	50,885	73,385
Anthony S. Thornley	42,500	—	50,885	93,385

(1)
Amounts represent the total grant date fair value of stock options granted in fiscal 2009 under Accounting Standards Codification 718-10, Stock Compensation. The assumptions used by us with respect to the valuation of option grants are set forth in Note 11 of this Form 10-K.

(2)	As of January 3, 2010, our non-employee directors held the following aggregate numbers of shares under outstanding equity awards:

		Aggregate Number of
		Shares
	Aggregate	Underlying Option
Name	Stock Awards	Awards
Hassan Ahmed, Ph.D.	75,018	37,508
Robert P. Badavas	—	186,240
Gururaj Deshpande, Ph.D.	—	75,017
Paul J. Ferri	—	75,017
Anthony S. Thornley	—	75,017

(3)
The number of shares underlying stock options granted to our non-employee directors for their service on our board during fiscal year 2009 and the grant date fair value of such stock options are as follows:

		Number of	Grant Date
		Shares	Fair
		Underlying	Value of Stock
		Stock	Option Grants
		Option Grants	in
	Date of	in	2009 (b)(c)
Name	Grant	2009(a)	($)
Hassan Ahmed, Ph.D.	5/19/09	18,754	50,885
Robert P. Badavas	5/19/09	18,754	50,885
Gururaj Deshpande, Ph.D.	5/19/09	18,754	50,885
Paul J. Ferri	5/19/09	18,754	50,885
Anthony S. Thornley	5/19/09	18,754	50,885

(a)
Vests with respect to 50% of the shares of common stock subject to the option on the first anniversary of the date of grant and the remaining 50% vesting in equal quarterly installments over the succeeding two years, and, in the event of a change in control of us, immediately vests in full.

(b)
The Grant Date Fair Value computed in accordance with Accounting Standards Codification 718, Stock Compensation represents the value of options granted during 2009. The weighted-average grant date fair value per option was $2.7133. The Grant Date Fair Value may never be realized.

(c)	The exercise price of this option is equal to the fair market value of our common stock on the date of grant as determined by the closing price as listed on the Nasdaq Global Market.

Compensation Committee Interlocks and Insider Participation
During fiscal 2009, the members of our compensation committee were Drs. Deshpande and Ahmed and Mr. Ferri, none of whom was a current or former officer or employee of Airvana and none of whom had any related person transaction involving Airvana.
Report of the Compensation Committee
The compensation committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended January 3, 2010.
By the compensation committee of the board of directors of Airvana, Inc.
Respectfully submitted,
Gururaj Deshpande, Ph.D. (Chair)
Hassan Ahmed, Ph.D.
Paul J. Ferri

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information provided under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive and Director Compensation” in the 2010 Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated herein by reference to the information provided under the headings “Corporate Governance and the Board of Directors and its Committees” in the 2010 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information provided under the headings “Independent Registered Public Accounting Firm Fees and Services” in the 2010 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements
The following consolidated financial statements are filed as part of this report under “Item 8 — Financial Statements and Supplementary Data”:

Page
Report of Independent Registered Public Accounting Firm	73

Consolidated Balance Sheets as of December 28, 2008 and January 3, 2010	74

Consolidated Statements of Operations for the years ended December 30, 2007, December 28, 2008 and January 3, 2010	75

Consolidated Statements of Cash Flows for the years ended December 30, 2007, December 28, 2008 and January 3, 2010	76

Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ (Deficit) Equity and Comprehensive Income (Loss) for the for the years ended December 30, 2007, December 28, 2008 and January 3, 2010	77

Notes to Consolidated Financial Statements	78
(a) (2) List of Schedules
All schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.
(a) (3) List of Exhibits
The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2010.

AIRVANA, INC.
By:	/s/ Randall S. Battat
Randall S. Battat
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 10, 2010.

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

10.1	*	2000 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)

10.2	*	2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)

10.3	*
Forms of Incentive Stock Option Agreements under 2007 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)

10.4	*
Forms of Nonstatutory Stock Option Agreements under 2007 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)

10.5	†
Development and Purchase and Sale Agreement for CDMA High Data Rate (1xEV-DO) Products dated October 1, 2001 between the Registrant and Nortel Networks, Inc., as amended (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)

10.6	†
HDR Infrastructure Equipment License Agreement, entered into on September 18, 2000, by and between Qualcomm Incorporated and the Registrant, as amended (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-142210) and incorporated herein by reference)

10.7	†
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

10.10	†
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

10.11	†
Amendment No. 11 to Development and Purchase And Sale Agreement For CDMA High Data Rate (1xEV-DO) Products between the Registrant and Nortel Networks, Inc., entered into as of November 6, 2008 (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2009 (File No. 001-33576) for the annual period ended December 28, 2008 and incorporated herein by reference)

Exhibit No.		Exhibit

10.12	†#	Amendment No. 12 to Development and Purchase And Sale Agreement For CDMA High Data Rate (1xEV-DO) Products between the Registrant and Ericsson AB, entered into as of November 23, 2009

10.13
Agreement and Plan of Merger, by and among the Registrant, 72 Mobile Investors and 72 Mobile Acquisition Corp., dated as of December 17, 2009 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed on December 18, 2009 (File No. 001-33576) and incorporated herein by reference)

10.14	#	Separation Agreement, dated November 4, 2009, between the Registrant and Luis Pajares

21.1	#	Subsidiaries of the Registrant

23.1	#	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by President and Chief Executive Officer

31.2	#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by Vice President, Chief Financial Officer

32	#
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